Form 10-Q
period 1994-03-31
KANSAS GAS & ELECTRIC CO /KS/
filed 1994-05-11
CIK 54496

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

    [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 1994

                               OR

 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                 Commission File Number   1-7324

                 KANSAS GAS AND ELECTRIC COMPANY
     (Exact name of registrant as specified in its charter)

                  KANSAS                                    48-1093840
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    identification No.)

                          P.O. Box 208
                     Wichita, Kansas  67201
            (Address of principal executive offices)

                         (316) 261-6611
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES X       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at May 11, 1994
    Common Stock (No par value)                           1,000


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                 KANSAS GAS AND ELECTRIC COMPANY
                             INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Balance Sheets                                                    3

        Statements of Income                                            4 & 5

        Statements of Cash Flows                                        6 & 7

        Statements of Capitalization                                      8

        Statements of Common Stock Equity                                 9

        Notes to Financial Statements                                    10

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          15


Part II.  Other Information

   Item 4.  Submission of Matters to a vote of Security Holders          18

   Item 6.  Exhibits and Reports on Form 8-K                             18

Signatures                                                               19

                 KANSAS GAS AND ELECTRIC COMPANY
                         BALANCE SHEETS
                     (Thousands of Dollars)
                                                                March 31,      December 31,
                                                                  1994             1993
                                                               (Unaudited)
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . .         $3,348,737       $3,339,832
  Less - Accumulated depreciation . . . . . . . . . . .            810,242          790,843
                                                                 2,538,495        2,548,989
  Construction work in progress . . . . . . . . . . . .             33,849           28,436
  Nuclear fuel  (net) . . . . . . . . . . . . . . . . .             31,361           29,271
    Net utility plant . . . . . . . . . . . . . . . . .          2,603,705        2,606,696

OTHER PROPERTY AND INVESTMENTS:
  Decommissioning trust . . . . . . . . . . . . . . . .             14,273           13,204
  Other . . . . . . . . . . . . . . . . . . . . . . . .             11,417           10,941
                                                                    25,690           24,145

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . .                 65               63
  Accounts receivable and unbilled revenues (net) . . .             38,068           11,112
  Advances to parent company. . . . . . . . . . . . . .            130,945          192,792
  Fossil fuel, at average cost, . . . . . . . . . . . .             12,256            7,594
  Materials and supplies, at average cost . . . . . . .             30,588           29,933
  Prepayments and other current assets. . . . . . . . .              9,441           14,995
                                                                   221,363          256,489

DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . .            113,890          113,479
  Deferred coal contract settlement costs . . . . . . .             20,424           21,247
  Phase-in revenues . . . . . . . . . . . . . . . . . .             74,564           78,950
  Other deferred plant costs. . . . . . . . . . . . . .             31,952           32,008
  Corporate-owned life insurance (net)  . . . . . . . .              4,200               45
  Other . . . . . . . . . . . . . . . . . . . . . . . .             49,986           54,420
                                                                   295,016          300,149

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . .         $3,145,774       $3,187,479


CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement). . . . . . . . . . . . .         $1,958,688       $1,899,221

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . .             31,600          155,800
  Long-term debt due within one year. . . . . . . . . .               -                 238
  Accounts payable. . . . . . . . . . . . . . . . . . .             46,204           51,095
  Accrued taxes . . . . . . . . . . . . . . . . . . . .             41,673           12,185
  Accrued interest. . . . . . . . . . . . . . . . . . .             14,412            7,381
  Other . . . . . . . . . . . . . . . . . . . . . . . .              9,419            9,427
                                                                   143,308          236,126

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . .            634,857          646,159
  Deferred investment tax credits . . . . . . . . . . .             77,246           78,048
  Deferred gain from sale-leaseback . . . . . . . . . .            259,571          261,981
  Other . . . . . . . . . . . . . . . . . . . . . . . .             72,104           65,944
                                                                 1,043,778        1,052,132
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)
     TOTAL CAPITALIZATION AND LIABILITIES . . . . . . .         $3,145,774       $3,187,479


The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.


                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 1994           1993

OPERATING REVENUES. . . . . . . . . . . . . . . . . . .       $  136,604     $  138,481

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . .           20,839         21,229
    Nuclear fuel. . . . . . . . . . . . . . . . . . . .            3,863          2,707
  Power purchased . . . . . . . . . . . . . . . . . . .            1,252          2,007
  Other operations. . . . . . . . . . . . . . . . . . .           30,631         27,538
  Maintenance . . . . . . . . . . . . . . . . . . . . .           11,340         10,865
  Depreciation and amortization . . . . . . . . . . . .           19,119         18,838
  Amortization of phase-in revenues . . . . . . . . . .            4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . .            6,469          5,217
    State income. . . . . . . . . . . . . . . . . . . .            1,710          1,417
    General . . . . . . . . . . . . . . . . . . . . . .           12,117         11,503
      Total operating expenses. . . . . . . . . . . . .          111,726        105,707

OPERATING INCOME. . . . . . . . . . . . . . . . . . . .           24,878         32,774

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . .           (1,235)         1,469
  Miscellaneous (net) . . . . . . . . . . . . . . . . .              858          6,276
  Income taxes (net). . . . . . . . . . . . . . . . . .            1,787         (1,554)
      Total other income and deductions . . . . . . . .            1,410          6,191

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . .           26,288         38,965

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . .           12,093         14,104
  Other . . . . . . . . . . . . . . . . . . . . . . . .            1,353          1,557
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . .             (368)          (427)
      Total interest charges. . . . . . . . . . . . . .           13,078         15,234

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .       $   13,210     $   23,731


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                                                     Twelve Months Ended
                                                                          March 31,
                                                                     1994           1993

OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .       $  615,120     $  562,019

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           92,998         74,930
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           14,431         12,833
  Power purchased . . . . . . . . . . . . . . . . . . . . .            9,109          5,214
  Other operations. . . . . . . . . . . . . . . . . . . . .          122,041        118,974
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           47,215         46,821
  Depreciation and amortization . . . . . . . . . . . . . .           75,811         74,385
  Amortization of phase-in revenues . . . . . . . . . . . .           17,545         17,544
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           40,805         22,740
    State income. . . . . . . . . . . . . . . . . . . . . .            9,863          6,149
    General . . . . . . . . . . . . . . . . . . . . . . . .           45,817         41,658
      Total operating expenses. . . . . . . . . . . . . . .          475,635        421,248

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          139,485        140,771

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .            5,137         10,777
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            3,853         15,693
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            5,568         (2,850)
      Total other income and deductions . . . . . . . . . .           14,558         23,620

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          154,043        164,391

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           51,897         56,993
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            5,871         13,334
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .           (1,307)        (1,608)
      Total interest charges. . . . . . . . . . . . . . . .           56,461         68,719

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .       $   97,582     $   95,672


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                     (Thousands of Dollars)
                           (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                     1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .     $   13,210      $  23,731
  Depreciation and amortization . . . . . . . . . . . . . . .         19,119         18,838
  Other amortization (including nuclear fuel) . . . . . . . .          2,806          1,876
  Deferred income taxes and investment tax credits (net). . .          1,907          2,364
  Amortization of phase-in revenues . . . . . . . . . . . . .          4,386          4,386
  Corporate-owned life insurance. . . . . . . . . . . . . . .         (4,519)        (4,154)
  Amortization of gain from sale-leaseback. . . . . . . . . .         (2,410)        (2,410)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .        (26,956)       (26,819)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         (4,662)         3,426
    Accounts payable. . . . . . . . . . . . . . . . . . . . .         (4,891)          (670)
    Interest and taxes accrued. . . . . . . . . . . . . . . .         36,519         20,976
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .          4,891          2,919
  Changes in other assets and liabilities . . . . . . . . . .         (4,998)        (6,710)
       Net cash flows from operating activities . . . . . . .         34,402         37,753

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .         18,500         15,535
  Corporate-owned life insurance policies . . . . . . . . . .            281            427
       Net cash flows used in investing activities. . . . . .         18,781         15,962

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       (124,200)        28,300
  Advances to parent company (net). . . . . . . . . . . . . .         61,847         (3,885)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .        113,982           -
  Other long-term debt (net). . . . . . . . . . . . . . . . .        (67,893)       (46,870)
  Borrowings against life insurance policies (net). . . . . .            645            621
       Net cash flows used in financing activities. . . . . .        (15,619)       (21,834)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .              2            (43)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .             63            892
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .     $       65     $      849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
      capitalized). . . . . . . . . . . . . . . . . . . . . .     $    5,993     $   10,986
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .           -              -


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                     (Thousands of Dollars)
                           (Unaudited)
                                                                     Twelve Months Ended
                                                                          March 31,
                                                                     1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .     $   97,582     $   95,672
  Depreciation and amortization . . . . . . . . . . . . . . .         75,811         74,385
  Other amortization (including nuclear fuel) . . . . . . . .         12,184         10,805
  Deferred income taxes and investment tax credits (net). . .         22,115         11,690
  Amortization of phase-in revenues . . . . . . . . . . . . .         17,545         17,544
  Corporate-owned life insurance. . . . . . . . . . . . . . .        (22,015)       (18,858)
  Amortization of gain from sale-leaseback. . . . . . . . . .         (9,640)        (9,641)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .           (706)       (25,740)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .            419          7,851
    Accounts payable. . . . . . . . . . . . . . . . . . . . .          2,447         (7,886)
    Interest and taxes accrued. . . . . . . . . . . . . . . .          6,490          6,631
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        (16,700)        (5,537)
  Changes in other assets and liabilities . . . . . . . . . .        (14,818)       (48,111)
    Net cash flows from operating activities. . . . . . . . .        170,714        108,805

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .         69,851         68,673
  Corporate-owned life insurance policies . . . . . . . . . .         27,119         20,663
  Death proceeds of corporate-owned life insurance policies .        (10,157)        (6,792)
  Merger:
      Purchase of KG&E common stock-net of cash received. . .           -           432,043
      Purchase of KG&E preferred stock. . . . . . . . . . . .           -            19,665
         Net cash flows used in investing activities. . . . .         86,813        534,252

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .        (90,200)        78,200
  Advances to parent company (net). . . . . . . . . . . . . .        (52,771)       (78,174)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .        178,982        135,000
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .       (140,000)      (125,000)
  Other long-term debt (net). . . . . . . . . . . . . . . . .        (13,980)       (32,372)
  Borrowings against life insurance policies (net). . . . . .        183,284         (5,028)
  Revolving credit agreement (net). . . . . . . . . . . . . .       (150,000)          -
  Issuance of KCA common stock. . . . . . . . . . . . . . . .           -           453,670
     Net cash flows (used in) from financing activities . . .        (84,685)       426,296

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .           (784)           849

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            849           -
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .     $       65     $      849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
      capitalized). . . . . . . . . . . . . . . . . . . . . .      $  72,660     $  74,437
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .         24,854        14,225


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                  STATEMENTS OF CAPITALIZATION
                     (Thousands of Dollars)

                                                                   March 31,          December 31,
                                                                     1994                 1993
                                                                  (Unaudited)
COMMON STOCK EQUITY:
  (See Statements of Common Stock Equity)
  Common stock, without par value, authorized and issued
    1,000 shares . . . . . . . . . . . . . . . . . . . . . .   $1,065,634           $1,065,634
  Retained earnings. . . . . . . . . . . . . . . . . . . . .      193,254              180,044
    Total common stock equity. . . . . . . . . . . . . . . .    1,258,888   64%      1,245,678   66%

LONG-TERM DEBT:
  First Mortgage Bonds:
       Series                    Due         1994      1993
       5-5/8%                       1996   $ 16,000  $ 16,000
       7.6%                         2003    135,000   135,000
       6-1/2%                       2005     65,000    65,000
       6.20%                        2006    100,000      -

                                                                  316,000              216,000
  Pollution Control Bonds:
       6.80%                        2004     14,500    14,500
       5-7/8%                       2007     21,940    21,940
       6%                           2007     10,000    10,000
       5.10%                        2023     13,982      -
       7.0%                         2031    327,500   327,500
                                                                  387,922              373,940
       Total bonds . . . . . . . . . . . . . . . . . . . . . .    703,922              589,940

Other Long-Term Debt:
  Pollution control obligations:
       5-3/4% series                2003       -       13,980
  Other long-term agreement         1995       -       53,913
       Total other long-term debt. . . . . . . . . . . . . .         -                  67,893

Less:
  Unamortized premium and discount (net) . . . . . . . . . .        4,122                4,052
  Long-term debt due within one year . . . . . . . . . . . .         -                     238
    Total long-term debt . . . . . . . . . . . . . . . . . .      699,800   36%        653,543   34%

TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . . . . .   $1,958,688  100%     $1,899,221  100%


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                      KANSAS GAS AND ELECTRIC COMPANY
                     STATEMENTS OF COMMON STOCK EQUITY
                   (Thousands of Dollars, Except Shares)
                                (Unaudited)


                                   Common Stock                              Treasury Stock
                                                       Other
                                                      Paid-in  Retained
                                Shares      Amount    Capital  Earnings    Shares      Amount      Total

BALANCE DECEMBER 31, 1991. .  40,997,745     637,003     284    170,598  (9,996,426)  (199,255)    608,630
  (Predecessor)

  Net income                                                      6,040                              6,040
  Cash dividends:
    Common stock-$0.43 per
      share. . . . . . . . .                                    (13,330)                           (13,330)
    Preferred stock. . . . .                                       (205)                              (205)
  Employee stock plans . . .                     (12)                          (966)                   (12)
  Merger of KG&E with KCA. . (40,997,745)   (636,991)   (284)  (163,103)  9,997,392    199,255    (601,123)

MARCH 31, 1992
Subtotal-KG&E (Predecessor).      -0-         -0-       -0-       -0-        -0-         -0-        -0-

  KCA common stock issued. .       1,000  $1,065,634     -         -          -           -     $1,065,634
  Net income . . . . . . . .                                  $  71,941                             71,941


BALANCE DECEMBER 31, 1992. .       1,000   1,065,634     -       71,941       -           -      1,137,575
  (Successor)

  Net Income . . . . . . . .                                    108,103                            108,103

BALANCE DECEMBER 31, 1993. .       1,000  $1,065,634  $  -    $ 180,044       -      $    -     $1,245,678
  (Successor)

  Net Income . . . . . . . .                                     13,210                             13,210

BALANCE MARCH 31, 1994 . . .       1,000  $1,065,634  $  -    $ 193,254       -      $    -     $1,258,888
  (Successor)


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

    General. On March 31, 1992, Western Resources, Inc. (formerly The Kansas Power and Light Company) (Western Resources, Parent Company) through its wholly-owned subsidiary KCA Corporation (KCA), acquired all of the outstanding common and preferred stock of Kansas Gas and Electric Company (KG&E) for $454 million in cash and 23,479,380 shares of Western Resources common stock (the Merger).

    The Company owns 47% of the Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). The Company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities.

    The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1994, and December 31, 1993, and the results of its operations for the three and twelve month periods ended March 31, 1994 and 1993. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K.

    The accounting policies of the Company are in accordance with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the Company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission.

    Cash Surrender Value of Life Insurance Contracts. The following amounts related to corporate-owned life insurance (COLI) contracts, primarily with one highly rated major insurance company, are recorded on the balance sheets (millions of dollars):
                                           March 31,     December 31,
                                             1994            1993

    Cash surrender value of contracts        $273.9          $269.1
    Prepaid COLI                                4.7             9.5
    Borrowings against contracts             (269.7)         (269.0)
         COLI (net)                          $  8.9          $  9.6

    Statements of Cash Flows. For purposes of the statements of cash flows, the Company considers highly liquid collateralized debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Reclassifications. Certain amounts in prior periods have been reclassified to conform with classifications used in the current year presentation.

2.  SHORT-TERM DEBT

    The Company's short-term financing requirements are satisfied through short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At March 31, 1994, the Company had bank credit arrangements available of $35 million.


3.  COMMITMENTS AND CONTINGENCIES

    Environmental. The Company and the Kansas Department of Health and Environment entered into a consent agreement to perform preliminary assessments of six former manufactured gas sites. The preliminary assessments of these sites have been completed at minimal cost. Until such time that risk assessments are completed at these sites, it will be impossible to predict the cost of remediation. However, the company is aware of other utilities in Region VII of the EPA (Kansas, Missouri, Nebraska, and Iowa) which have incurred remediation costs for such sites ranging between $500,000 and $10 million, depending on the site. The Company is also aware that the KCC has permitted another Kansas utility to recover a portion of the remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation and number of years over which the remediation must be completed.

    Spent Nuclear Fuel Disposal. Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy (DOE) is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Under a contract with the DOE for disposal of spent nuclear fuel, the Company pays a quarterly fee to DOE of one mill per kilowatthour on net nuclear generation. These fees are included as part of nuclear fuel expense.

    Decommissioning. In 1988 the Company estimated that it would expend approximately $725 million for its share of Wolf Creek decommissioning costs primarily during the period from 2025 through 2031. Such costs, estimated to be approximately $97 million in 1988 dollars, are currently authorized in rates. These costs were calculated using an assumed inflation rate of 5.15% over the remaining service life, in 1988, of 37 years.

    Decommissioning costs, calculated in the 1988 estimate, are being charged to operating expenses. Amounts so expensed ($3.5 million in 1993 increasing annually to $5.5 million in 2024) and earnings on trust fund assets are deposited in an external trust fund which, when fully funded (assuming a return on trust assets of 7%) will be used solely for the physical decommissioning of Wolf Creek (immediate dismantlement method). Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek.

    The Company's investment in the decommissioning fund, including reinvested earnings was $14.3 and $13.2 million at March 31, 1994, and December 31, 1993, respectively. These amounts are reflected in other property and investments, decommissioning trust, and the related liability is included in deferred credits and other liabilities, other, on the consolidated balance sheets.

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

    Nuclear Insurance. The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $9.3 billion for a single nuclear incident. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident per year.

    The Owners carry decontamination liability, premature decommissioning liability and property damage insurance for Wolf Creek totalling approximately $2.8 billion ($1.3 billion, Company's share). This insurance is provided by a combination of "nuclear insurance pools" ($1.3 billion) and Nuclear Electric Insurance Limited (NEIL) ($1.5 billion). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The remaining proceeds from the $2.8 billion insurance coverage ($1.3 billion, Company's share), if any, can be used for property damage up to $1.1 billion (Company's share) and premature decommissioning costs up to $117.5 million (Company's share) in excess of funds previously collected for decommissioning (as discussed under "Decommissioning"), with the remaining $47 million (Company's share) available for either property damage or premature decommissioning costs.

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

    There can be no assurance that all potential losses or liabilities will be insured or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance, to the extent not recoverable through rates, could have a material adverse effect on the Company's financial position and results of operations.

    Clean Air Act. The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and oxides of nitrogen (NOx) emissions effective in 1995 and 2000 and a probable reduction in toxic emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company is installing continuous emission monitoring and reporting equipment at a total cost of approximately $2.3 million. At December 31, 1993, the Company had completed approximately $850 thousand of these capital expenditures with the remaining $1.4 million of capital expenditures to be completed in 1994 and 1995. The Company does not expect additional equipment to reduce sulfur emissions to be necessary under Phase II. The Company currently has no Phase I affected units.

    The NOx and toxic limits, which were not set in the law, will be specified in future EPA regulations. The EPA has issued for public comment preliminary NOx regulations for Phase I group 1 units. Regulations for Phase II units and Phase I group 2 units are mandated in the Act to be promulgated by January 1, 1997. Although the Company has no Phase I units, the final regulations for Phase I group 1 may allow for early compliance for Phase II group 1 units. Until such time as the Phase I group 1 NOx regulations are final, the Company will be unable to determine its compliance options or related compliance costs.

    Fuel Commitments. To supply a portion of the fuel requirements for its generating plants, the Company has entered into various commitments to obtain nuclear fuel, coal and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At
December 31, 1993, WCNOC's nuclear fuel commitments (Company's share) were approximately $18.0 million for uranium concentrates expiring at various times through 1997, $123.6 million for enrichment expiring at various times through 2014 and $45.5 million for fabrication through 2012. At December 31, 1993, the Company's coal and natural gas contract commitments in 1993 dollars under the remaining term of the contracts were $666 million and $20.4 million, respectively. The largest coal contract was renegotiated early in 1993 and expires in 2020 and the remaining coal contracts expiring at various times through 2013. The majority of natural gas contracts expire in 1995 with automatic one-year extension provisions. In the normal course of business, additional commitments and spot market purchase will be made to obtain adequate fuel supplies.

    For additional information with respect to Commitments and Contingencies see Note 3, COMMITMENTS AND CONTINGENCIES in the Company's 1993 Annual Report on Form 10-K.


4.  LEGAL PROCEEDINGS

    For information with respect to Legal Proceedings see Note 10, LEGAL PROCEEDINGS in the Company's 1993 Annual Report on Form 10-K.

5.  RATE MATTERS AND REGULATION

    For information with respect to Rate Matters and Regulation see Note 4 RATE MATTERS AND REGULATION in the Company's 1993 Annual Report on Form 10-K.


6.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35% since January 1, 1993 and 34% for all prior periods. The Federal statutory rate produces effective income tax rates of 32.6% and 25.7% for the three month periods, and 31.6% and 24.9% for the twelve month periods ended March 31, 1994 and 1993, respectively. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits.

    For additional information with respect to Income Taxes see Note 9, INCOME TAXES in the Company's 1993 Annual Report on Form 10-K.

                 KANSAS GAS AND ELECTRIC COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 7 of the Company's Annual Report on Form 10-K for 1993.

    The following updates the information provided in the 1993 Form 10-K, and analyzes the changes in the results of operations between the three month periods ended March 31, 1994 and comparable periods of 1993.


FINANCIAL CONDITION

    General. The Company had net income for the first quarter of 1994 of $13.2 million compared to $23.7 million for the same period of 1993. The decrease in income is primarily the result of the loss of the accelerated amortization of certain deferred income tax reserves and decreased retail electric sales as a result of milder winter temperatures in 1994 compared to 1993. Effective December 31, 1993, the Company had fully amortized its deferred income tax reserves related to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The loss of the amortization of these deferred income tax reserves reduced net income by approximately $3 million in the first quarter of 1994.

    Net income for the twelve months ending March 31, 1994, of $97.6 million, increased from net income of $95.7 million for the comparable period of 1993. The increase in net income is primarily due to increased sales and lower interest charges.

    Liquidity and Capital Resources. The KG&E common and preferred stock was redeemed in connection with the Merger, leaving 1,000 shares of common stock held by Western Resources. The debt structure of the Company and available sources of funds were not affected by the Merger.

    The Company's short-term debt balance at March 31, 1994, decreased approximately $124 million from December 31, 1993, primarily as a result of the issuance, on January 20, 1994, of $100 million of First Mortgage Bonds, 6.20% Series due January 15, 2006.

    On February 17, 1994, the Company refinanced the City of La Cygne,
Kansas,
5 3/4% Pollution Control Revenue Refunding Bonds Series 1973, $13,980,000 principal amount, with 5.10% Pollution Control Revenue Refunding Bonds Series 1994, $13,982,500 principal amount.

    On April 28, 1994, three series of Market-Adjusted Tax Exempt Bonds totalling $46.4 million were sold on behalf of the Company at a rate of 2.95% for the initial auction period. The net proceeds from the new issues, together with available cash, were used to refund three series of pollution control bonds totalling $46.4 million bearing interest rates between 5 7/8% and 6.8%.

OPERATING RESULTS

    The following discussion explains variances for the three and twelve months ended March 31, 1994, to the comparable periods of 1993.

    Revenues. The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods.

    Changes in electric sales volumes (decrease):

                                   3 Months          12 Months
                                     Ended             Ended
         Residential                (8.9)%              6.5%
         Commercial                  2.6%               4.5%
         Industrial                 (6.0)%              0.6%
         Total Retail               (4.8)%              3.3%

         Wholesale                 140.1%              86.7%
         Total electric sales       13.1%              15.5%

    Revenues for the first quarter of 1994, of $136.6 million, were slightly lower than the first quarter of 1993, of $138.5 million, due to the milder winter temperatures experienced in the Company's service territory compared to last year. Retail electric kilowatt hour sales for the quarter decreased due primarily to the decrease in demand from residential customers for space heating.

    Partially offsetting these decreases was an increase in wholesale revenues of $5.7 million as a result of an increase in interchange sales to other utilities.

    Revenues for the twelve months ended March 31, 1994, of $615.1 million, increased approximately nine percent from revenues of $562.0 million for the comparable period of 1993. The increase in revenues is primarily a result of the $22.1 million increase in wholesale revenues as a result of other utilities' need for power to meet peak demand periods while those utilities' units were out of service due to the 1993 summer flooding. All customer classes experienced increased sales volumes as summer temperatures returned to near normal levels during 1993. Residential, commercial, and industrial revenues increased $14.8, $7.3, and $3.6 million, respectively, as a result of the increase in sales volume.

    Operating Expenses. Total operating expenses increased approximately six percent for the first quarter compared the same period of 1993. The increase can be attributed primarily to a 23 percent increase in federal and state income taxes, an 11 percent increase in other operations expense, and a five percent increase in general taxes.

    The increase in federal income taxes is due to the absence of the accelerated amortization of deferred income tax reserves relating to the allowance for borrowed funds used during construction capitalized for Wolf Creek. This amortization was completed on December 31, 1993. The loss of the amortization of these deferred income tax reserves reduced net income by approximately $3 million in the first quarter of 1994. Other operations expense increased primarily due to increases in power supply expenses other than fuel.

    Total operating expenses increased approximately 13 percent for the twelve months ended March 31, 1994, compared to the comparable period of 1993. The increase is primarily the result of a $23.6 million increase in fuel expense and purchased power due to increased electric generation caused by the increase in customer demand, a $21.8 million increase in federal and state income taxes, and higher general taxes of $4.2 million. The increase in income taxes is a result of higher net income and the loss of the amortization of the deferred income tax reserves related to Wolf Creek.

    Other Income and Deductions. Other income and deductions, net of taxes, decreased significantly for the three months ended March 31, 1994, compared to the same period in 1993 primarily due to increased interest expense on COLI borrowings.

    Other income and deductions, net of taxes, decreased to $14.6 million for the twelve months ended March 31, 1994 compared to $23.6 million for the twelve months ended March 31, 1993. The decrease is primarily as a result of increased interest expense on COLI borrowings. The decrease for 1994 also reflects the positive impact, for the twelve months ended March 31, 1993, of the recovery of $4.3 million of a previously written-off investment recorded in the second quarter of 1992.

    Interest Expense. Interest expense decreased approximately 14 percent for the quarter and approximately 19 percent for the twelve months ended March 31, 1994, compared to the same periods of 1993. The decrease resulted primarily from lower interest rates on variable-rate debt and the refinancing of higher cost fixed-rate debt. Also accounting for the decrease in interest expense was the impact of increased COLI borrowings during 1993, which reduce the need for other long-term debt and thereby reduced interest expense.

                 KANSAS GAS AND ELECTRIC COMPANY
                    Part II Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

    Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         None

    (b)  Reports on Form 8-K:

         None

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Kansas Gas and Electric Company



Date          May 11, 1994            By          Richard D. Terrill
                                                 Richard D. Terrill,
                                               Secretary, Treasurer and
                                                    General Counsel