Form 10-Q
period 1994-06-30
KANSAS GAS & ELECTRIC CO /KS/
filed 1994-08-11
CIK 54496

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

    [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 1994

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

              Class                         Outstanding at August 11, 1994
    Common Stock (No par value)                           1,000


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                 KANSAS GAS AND ELECTRIC COMPANY
                             INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Balance Sheets                                                    3

        Statements of Income                                            4 - 6

        Statements of Cash Flows                                        7 - 8

        Statements of Capitalization                                      9

        Statements of Common Stock Equity                                10

        Notes to Financial Statements                                    11

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          16


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                             19

Signatures                                                               20

                 KANSAS GAS AND ELECTRIC COMPANY
                         BALANCE SHEETS
                     (Thousands of Dollars)
                                                                June 30,       December 31,
                                                                  1994             1993
                                                               (Unaudited)
        ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . . .     $3,362,910       $3,339,832
  Less - Accumulated depreciation . . . . . . . . . . . . .        829,511          790,843
                                                                 2,533,399        2,548,989
  Construction work in progress . . . . . . . . . . . . . .         34,597           28,436
  Nuclear fuel  (net) . . . . . . . . . . . . . . . . . . .         39,173           29,271
    Net utility plant . . . . . . . . . . . . . . . . . . .      2,607,169        2,606,696

OTHER PROPERTY AND INVESTMENTS:
  Decommissioning trust . . . . . . . . . . . . . . . . . .         15,077           13,204
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         11,957           10,941
                                                                    27,034           24,145

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .             77               63
  Accounts receivable and unbilled revenues (net) (Note 8).         57,323           11,112
  Advances to parent company. . . . . . . . . . . . . . . .        115,578          192,792
  Fossil fuel, at average cost, . . . . . . . . . . . . . .         13,073            7,594
  Materials and supplies, at average cost . . . . . . . . .         31,379           29,933
  Prepayments and other current assets. . . . . . . . . . .         25,963           14,995
                                                                   243,393          256,489

DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . . . .        115,280          113,479
  Deferred coal contract settlement costs . . . . . . . . .         19,599           21,247
  Phase-in revenues . . . . . . . . . . . . . . . . . . . .         70,178           78,950
  Other deferred plant costs. . . . . . . . . . . . . . . .         31,896           32,008
  Corporate-owned life insurance (net)  . . . . . . . . . .          8,352               45
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         45,495           54,420
                                                                   290,800          300,149

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     $3,168,396       $3,187,479


CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement). . . . . . . . . . . . . . .     $1,982,446       $1,899,221

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .         25,200          155,800
  Long-term debt due within one year. . . . . . . . . . . .           -                 238
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         60,103           51,095
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .         24,933           12,185
  Accrued interest. . . . . . . . . . . . . . . . . . . . .          8,303            7,381
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          9,721            9,427
                                                                   128,260          236,126

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . . .        638,072          646,159
  Deferred investment tax credits . . . . . . . . . . . . .         76,444           78,048
  Deferred gain from sale-leaseback . . . . . . . . . . . .        257,161          261,981
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         86,013           65,944
                                                                 1,057,690        1,052,132
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)
     TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .     $3,168,396       $3,187,479


The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                                                  Three Months Ended
                                                                       June 30,
                                                                 1994           1993

OPERATING REVENUES. . . . . . . . . . . . . . . . . . . .     $  154,987     $  150,478

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . .         23,096         20,788
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . .          4,232          2,142
  Power purchased . . . . . . . . . . . . . . . . . . . .          2,241          1,362
  Other operations. . . . . . . . . . . . . . . . . . . .         27,954         35,171
  Maintenance . . . . . . . . . . . . . . . . . . . . . .         13,890         11,101
  Depreciation and amortization . . . . . . . . . . . . .         19,142         18,837
  Amortization of phase-in revenues . . . . . . . . . . .          4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . .         11,604          8,035
    State income. . . . . . . . . . . . . . . . . . . . .          2,875          1,798
    General . . . . . . . . . . . . . . . . . . . . . . .         12,019         11,313
      Total operating expenses. . . . . . . . . . . . . .        121,439        114,933

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . .         33,548         35,545

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . .           (758)         1,899
  Miscellaneous (net) . . . . . . . . . . . . . . . . . .          1,950          1,242
  Income taxes (net). . . . . . . . . . . . . . . . . . .          1,451            511
      Total other income and deductions . . . . . . . . .          2,643          3,652

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . .         36,191         39,197

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . .         12,005         13,897
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          1,119          1,407
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . .           (556)          (381)
      Total interest charges. . . . . . . . . . . . . . .         12,568         14,923

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . .     $   23,623     $   24,274


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 1994           1993

OPERATING REVENUES. . . . . . . . . . . . . . . . . . . .     $  291,591     $  288,959

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . .         43,935         42,017
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . .          8,095          4,849
  Power purchased . . . . . . . . . . . . . . . . . . . .          3,493          3,369
  Other operations. . . . . . . . . . . . . . . . . . . .         58,585         62,709
  Maintenance . . . . . . . . . . . . . . . . . . . . . .         25,230         21,966
  Depreciation and amortization . . . . . . . . . . . . .         38,261         37,675
  Amortization of phase-in revenues . . . . . . . . . . .          8,772          8,772
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . .         18,073         13,252
    State income. . . . . . . . . . . . . . . . . . . . .          4,585          3,215
    General . . . . . . . . . . . . . . . . . . . . . . .         24,136         22,816
      Total operating expenses. . . . . . . . . . . . . .        233,165        220,640

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . .         58,426         68,319

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . .         (1,993)         3,368
  Miscellaneous (net) . . . . . . . . . . . . . . . . . .          2,808          7,518
  Income taxes (net). . . . . . . . . . . . . . . . . . .          3,238         (1,043)
      Total other income and deductions . . . . . . . . .          4,053          9,843

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . .         62,479         78,162

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . .         24,098         28,001
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          2,472          2,964
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . .           (924)          (808)
      Total interest charges. . . . . . . . . . . . . . .         25,646         30,157

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . .     $   36,833     $   48,005


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                                                     Twelve Months Ended
                                                                           June 30,
                                                                     1994           1993

OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . . .     $  619,629     $  583,842

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         95,306         78,707
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . . .         16,521         12,808
  Power purchased . . . . . . . . . . . . . . . . . . . . . .          9,988          5,975
  Other operations. . . . . . . . . . . . . . . . . . . . . .        114,824        122,008
  Maintenance . . . . . . . . . . . . . . . . . . . . . . . .         50,004         46,673
  Depreciation and amortization . . . . . . . . . . . . . . .         76,116         74,431
  Amortization of phase-in revenues . . . . . . . . . . . . .         17,545         17,544
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . . .         44,374         28,203
    State income. . . . . . . . . . . . . . . . . . . . . . .         10,940          7,704
    General . . . . . . . . . . . . . . . . . . . . . . . . .         46,523         42,647
      Total operating expenses. . . . . . . . . . . . . . . .        482,141        436,700

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . .        137,488        147,142

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . . .          2,480          7,377
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . . .          4,561         13,033
  Income taxes (net). . . . . . . . . . . . . . . . . . . . .          6,508         (2,192)
      Total other income and deductions . . . . . . . . . . .         13,549         18,218

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . . .        151,037        165,360

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . .         50,005         56,411
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,583         10,949
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . . .         (1,482)        (1,520)
      Total interest charges. . . . . . . . . . . . . . . . .         54,106         65,840

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .     $   96,931     $   99,520


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                     (Thousands of Dollars)
                           (Unaudited)
                                                                       Six Months Ended
                                                                           June 30,
                                                                     1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .     $   36,833      $  48,005
  Depreciation and amortization . . . . . . . . . . . . . . .         38,261         37,675
  Other amortization (including nuclear fuel) . . . . . . . .          5,867          3,391
  Deferred income taxes and investment tax credits (net). . .          4,319          5,495
  Amortization of phase-in revenues . . . . . . . . . . . . .          8,772          8,772
  Corporate-owned life insurance. . . . . . . . . . . . . . .         (8,830)        (8,101)
  Amortization of gain from sale-leaseback. . . . . . . . . .         (4,820)        (4,820)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) (Note 8).        (46,211)       (12,142)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         (5,479)         4,055
    Accounts payable. . . . . . . . . . . . . . . . . . . . .          9,008         (4,067)
    Interest and taxes accrued. . . . . . . . . . . . . . . .         13,670          4,323
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        (12,120)          (257)
  Changes in other assets and liabilities . . . . . . . . . .         (1,436)       (21,326)
       Net cash flows from operating activities . . . . . . .         37,834         61,003

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .         47,306         22,513
  Corporate-owned life insurance policies . . . . . . . . . .         24,008         24,624
       Net cash flows used in investing activities. . . . . .         71,314         47,137

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       (130,600)        (7,300)
  Advances to parent company (net). . . . . . . . . . . . . .         77,214         40,791
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .        160,422           -
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .        (46,440)          -
  Other long-term debt (net). . . . . . . . . . . . . . . . .        (67,893)       (46,870)
  Borrowings against life insurance policies (net). . . . . .         40,791            621
       Net cash flows from (used in) financing activities . .         33,494        (12,758)


NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .             14          1,108

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . .             63            892

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . .     $       77     $    2,000


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
      capitalized). . . . . . . . . . . . . . . . . . . . . .     $   43,809     $   38,921
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .         18,400          7,500


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                     (Thousands of Dollars)
                           (Unaudited)
                                                                     Twelve Months Ended
                                                                           June 30,
                                                                     1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .     $   96,931     $   99,520
  Depreciation and amortization . . . . . . . . . . . . . . .         76,116         74,431
  Other amortization (including nuclear fuel) . . . . . . . .         13,730          9,363
  Deferred income taxes and investment tax credits (net). . .         21,396         10,046
  Amortization of phase-in revenues . . . . . . . . . . . . .         17,545         17,544
  Corporate-owned life insurance. . . . . . . . . . . . . . .        (22,379)       (15,972)
  Amortization of gain from sale-leaseback. . . . . . . . . .         (9,640)        (9,640)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) (Note 8).        (34,638)       (10,635)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         (1,027)         7,760
    Accounts payable. . . . . . . . . . . . . . . . . . . . .          3,262          1,168
    Interest and taxes accrued. . . . . . . . . . . . . . . .            294          2,477
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        (14,054)        (5,393)
  Changes in other assets and liabilities . . . . . . . . . .          3,360        (61,142)
    Net cash flows from operating activities. . . . . . . . .        150,896        119,527

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .         91,679         63,713
  Corporate-owned life insurance policies . . . . . . . . . .         26,650         20,632
  Death proceeds of corporate-owned life insurance policies .        (10,158)          (754)
         Net cash flows used in investing activities. . . . .        108,171         83,591

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .        (61,000)        (3,800)
  Advances to parent company (net). . . . . . . . . . . . . .        (82,080)       (28,025)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .        225,422        135,000
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .       (186,440)      (125,000)
  Other long-term debt (net). . . . . . . . . . . . . . . . .        (13,980)       (14,860)
  Revolving credit agreement (net). . . . . . . . . . . . . .       (150,000)          -
  Borrowings against life insurance policies (net). . . . . .        223,430         (3,959)
       Net cash flows from (used in) financing activities . .        (44,648)       (40,644)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .         (1,923)        (4,708)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . .          2,000          6,708

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . .     $       77     $    2,000


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
      capitalized). . . . . . . . . . . . . . . . . . . . . .      $  82,541     $  76,659
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .         40,254        21,725


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                  STATEMENTS OF CAPITALIZATION
                     (Thousands of Dollars)

                                                                   June 30,           December 31,
                                                                     1994                 1993
                                                                  (Unaudited)
COMMON STOCK EQUITY:
  (See Statements of Common Stock Equity)
  Common stock, without par value, authorized and issued
    1,000 shares . . . . . . . . . . . . . . . . . . . . . .   $1,065,634           $1,065,634
  Retained earnings. . . . . . . . . . . . . . . . . . . . .      216,877              180,044
    Total common stock equity. . . . . . . . . . . . . . . .    1,282,511   65%      1,245,678   66%

LONG-TERM DEBT:
  First Mortgage Bonds:
       Series                    Due         1994      1993
       5-5/8%                       1996   $ 16,000  $ 16,000
       7.6%                         2003    135,000   135,000
       6-1/2%                       2005     65,000    65,000
       6.20%                        2006    100,000      -
                                                                  316,000              216,000
  Pollution Control Bonds:
       6.80%                        2004       -       14,500
       5-7/8%                       2007       -       21,940
       6%                           2007       -       10,000
       5.10%                        2023     13,982      -
       Variable  (a)                2027     21,940      -
       7%                           2031    327,500   327,500
       Variable  (a)                2032     14,500      -
       Variable  (a)                2032     10,000      -
                                                                  387,922              373,940
       Total bonds . . . . . . . . . . . . . . . . . . . . . .    703,922              589,940

  Other Long-Term Debt:
    Pollution control obligations:
       5-3/4% series                2003       -       13,980
    Other long-term agreement       1995       -       53,913
       Total other long-term debt. . . . . . . . . . . . . .         -                  67,893

  Less:
    Unamortized premium and discount (net) . . . . . . . . .        3,987                4,052
    Long-term debt due within one year . . . . . . . . . . .         -                     238
       Total long-term debt. . . . . . . . . . . . . . . . .      699,935    35%       653,543   34%

TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . . . . .   $1,982,446   100%    $1,899,221  100%


    (a)  Market-Adjusted Tax Exempt Securities (MATES).  The interest rate is being reset periodically via an auction process.  As of June 30, 1994, the rate was 2.86% for these bonds.


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                      KANSAS GAS AND ELECTRIC COMPANY
                     STATEMENTS OF COMMON STOCK EQUITY
                   (Thousands of Dollars, Except Shares)
                                (Unaudited)


                                   Common Stock                              Treasury Stock
                                                       Other
                                                      Paid-in  Retained
                                Shares      Amount    Capital  Earnings    Shares      Amount      Total

BALANCE DECEMBER 31, 1991. .  40,997,745     637,003     284    170,598  (9,996,426)  (199,255)    608,630
  (Predecessor)

  Net income                                                      6,040                              6,040
  Cash dividends:
    Common stock-$0.43 per
      share. . . . . . . . .                                    (13,330)                           (13,330)
    Preferred stock. . . . .                                       (205)                              (205)
  Employee stock plans . . .                     (12)                          (966)                   (12)
  Merger of KG&E with KCA. . (40,997,745)   (636,991)   (284)  (163,103)  9,997,392    199,255    (601,123)

MARCH 31, 1992
Subtotal-KG&E (Predecessor).      -0-         -0-       -0-       -0-        -0-         -0-        -0-

  KCA common stock issued. .       1,000  $1,065,634     -         -          -           -     $1,065,634
  Net income . . . . . . . .                                  $  71,941                             71,941


BALANCE DECEMBER 31, 1992. .       1,000   1,065,634     -       71,941       -           -      1,137,575
  (Successor)

  Net Income . . . . . . . .                                    108,103                            108,103

BALANCE DECEMBER 31, 1993. .       1,000  $1,065,634  $  -    $ 180,044       -      $    -     $1,245,678
  (Successor)

  Net Income . . . . . . . .                                     36,833                             36,833

BALANCE JUNE 30, 1994. . . .       1,000  $1,065,634  $  -    $ 216,877       -      $    -     $1,282,511
  (Successor)


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

    General. On March 31, 1992, Western Resources, Inc., formerly The Kansas Power and Light Company, (Western Resources, Parent Company) through its wholly-owned subsidiary KCA Corporation (KCA), acquired all of the outstanding common and preferred stock of Kansas Gas and Electric Company (KG&E) for $454 million in cash and 23,479,380 shares of Western Resources common stock (the Merger).

    The Company owns 47% of the Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). The Company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities.

    The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1994, and December 31, 1993, and the results of its operations for the three, six and twelve month periods ended June 30, 1994 and 1993. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K.

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

    Cash Surrender Value of Life Insurance Contracts. The following amounts related to corporate-owned life insurance (COLI) contracts, primarily with one highly rated major insurance company, are recorded on the balance sheets (millions of dollars):
                                           June 30,      December 31,
                                             1994            1993

    Cash surrender value of contracts        $318.2          $269.0
    Borrowings against contracts             (309.8)         (269.0)
         COLI (net)                          $  8.4          $  0.0

    Statements of Cash Flows. For purposes of the statements of cash flows, the Company considers highly liquid collateralized debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Reclassifications. Certain amounts in prior periods have been reclassified to conform with classifications used in the current year presentation.

2.  SHORT-TERM DEBT

    The Company's short-term financing requirements are satisfied through short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At June 30, 1994, the Company had bank credit arrangements available of $35 million.


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

    The Company along with the other co-owners of Wolf Creek are among 14 companies that filed a lawsuit June 20, 1994, seeking an interpretation of the DOE's obligation to begin accepting spent nuclear fuel for disposal in 1998. The Federal Nuclear Waste Policy Act requires DOE ultimately to accept and dispose of nuclear utilities' spent fuel. The issue to be decided in this case is whether DOE must begin accepting spent fuel in 1998 or at a future date.

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

    Decommissioning costs, calculated in the 1988 estimate, are being charged to operating expenses. Amounts so expensed ($3.5 million in 1993 increasing annually to $5.5 million is 2024) and earnings on trust fund assets are deposited in an external trust fund which, when fully funded (assuming a return on trust assets of 7%) will be used solely for the physical decommissioning of Wolf Creek (immediate dismantlement method). Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek.

    The Company's investment in the decommissioning fund, including reinvested earnings was $15.1 and $13.2 million at June 30, 1994, and December 31, 1993, respectively. These amounts are reflected in OTHER PROPERTY AND INVESTMENTS, Decommissioning Trust, and the related liability is included in DEFERRED CREDITS AND OTHER LIABILITIES, Other, on the balance sheets.

    On June 9, 1994, the KCC issued an order approving the decommissioning cost of a 1993 Wolf Creek Decommissioning Cost Study which estimates the Company's share of Wolf Creek decommissioning costs to be approximately $595 million during the period 2025 through 2033 or approximately $174 million in 1993 dollars. These costs were calculated using an assumed inflation rate of 3.45% over the remaining service life, in 1993, of 32 years.

    The KCC also scheduled a hearing to review the funding level for the decommissioning trust. Management believes the current level of funding will meet the requirements of the 1993 cost study and is requesting no change to the current funding level.

    The Company carries $164 million in premature decommissioning insurance. The insurance coverage has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission (NRC), and to pay for on-site property damages. If the amount designated as decommissioning insurance is needed to implement the NRC-approved plan for stabilization and decontamination, it would not be available for decommissioning purposes.

    Nuclear Insurance. The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $9.2 billion for a single nuclear incident. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident per year.

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

    The NOx and toxic limits, which were not set in the law, will be specified in future EPA regulations. The EPA has issued for public comment preliminary NOx regulations for Phase I group 1 units. NOx regulations for Phase II units and Phase I group 2 units are mandated in the Act to be promulgated by January 1, 1997. Although the Company has no Phase I units, the final regulations for Phase I group 1 may allow for early compliance for Phase II group 1 units. Until such time as the Phase I group 1 NOx regulations are final, the Company will be unable to determine its compliance options or related compliance costs.

    Fuel Commitments. To supply a portion of the fuel requirements for its generating plants, the Company has entered into various commitments to obtain nuclear fuel, coal and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At
December 31, 1993, WCNOC's nuclear fuel commitments (Company's share) were approximately $18.0 million for uranium concentrates expiring at various times through 1997, $123.6 million for enrichment expiring at various times through 2014 and $45.5 million for fabrication through 2012. At December 31, 1993, the Company's coal and natural gas contract commitments in 1993 dollars under the remaining term of the contracts were $666 million and $20.4 million, respectively. The largest coal contract was renegotiated early in 1993 and expires in 2020 with the remaining coal contracts expiring at various times through 2013. The majority of natural gas contracts expire in 1995 with automatic one-year extension provisions. In the normal course of business, additional commitments and spot market purchase will be made to obtain adequate fuel supplies.

    For additional information with respect to Commitments and Contingencies see Note 3, COMMITMENTS AND CONTINGENCIES of the Notes to Financial Statements in the Company's 1993 Annual Report on Form 10-K.

4.  LEGAL PROCEEDINGS

    For information with respect to Legal Proceedings see Note 10, LEGAL PROCEEDINGS of the Notes to Financial Statements in the Company's 1993 Annual Report on Form 10-K.

5.  RATE MATTERS AND REGULATION

    For information with respect to Rate Matters and Regulation see Note 4 RATE MATTERS AND REGULATION of the Notes to Financial Statements in the Company's 1993 Annual Report on Form 10-K.

6.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35% since January 1, 1993 and 34% for all prior periods. The Federal statutory rate produces effective income tax rates of 35.5% and 27.7% for the three month periods, and 34.5% and 26.7% for the six month periods and 33.5% and 27.7% for the twelve month periods ended June 30, 1994 and 1993, respectively. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits.

    For additional information with respect to Income Taxes see Note 9, INCOME TAXES of the Notes to Financial Statements in the Company's 1993 Annual Report on Form 10-K.

7.  EMPLOYEE BENEFIT PLANS

    Postemployment. The Company adopted the provisions of Statement of Financial Accounting Standards No. 112 (SFAS 112), in the first quarter of 1994. This statement requires the Company to recognize the liability to provide postemployment benefits when the liability has been incurred. To mitigate the impact adopting SFAS 112 will have on rate increases, the Company received an order from the KCC permitting the initial deferral of SFAS 112 transition costs and expenses and its inclusion in the future computation of cost of service net of and income stream generated from corporate-owned life insurance. At June 30, 1994, the Company's SFAS 112 liability recorded on the balance sheet was approximately $585,000.


8.  LONG-TERM DEBT

    The Company has a long-term debt agreement, expiring in 1995, which contains provisions for the sale of accounts receivable and unbilled revenues (receivables) and phase-in revenues up to a total of $180 million. Amounts related to receivables are accounted for as sales while those related to phase-in revenues are accounted for as collateralized borrowings. Additional receivables are continually sold to replace those collected. At June 30, 1994 and December 31, 1993, outstanding receivables amounting to $20.1 million and $56.8 million, respectively, were considered sold under the agreement.

    For additional information with respect to Long-Term Debt see Note 6, LONG-TERM DEBT of the Notes to Financial Statements in the Company's 1993 Annual Report on Form 10-K.

                 KANSAS GAS AND ELECTRIC COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 7 of the Company's Annual Report on Form 10-K for 1993.

    The following updates the information provided in the 1993 Form 10-K, and analyzes the changes in the results of operations between the three, six and twelve month periods ended June 30, 1994 and comparable periods of 1993.


FINANCIAL CONDITION

    General. The Company had net income for the second quarter of 1994 of $23.6 million compared to $24.3 million for the same period of 1993. The decrease in income can be attributed to an increase in maintenance expense due to the major boiler overhaul of the Company's coal fired La Cygne 1 and higher income taxes as a result of the completion of the accelerated amortization of certain deferred income tax reserves.

    As of December 31, 1993, the Company had fully amortized these deferred income tax reserves related to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The absence of the amortization of these deferred income tax reserves reduces net income by approximately $3 million per quarter or approximately $12 million per year.

    Net income for the six and twelve months ending June 30, 1994, of $36.8 million and $96.9 million, decreased from net income of $48.0 and $99.5 million for the comparable periods of 1993, respectively. The decrease in net income is primarily due to increases in income taxes as a result of the absence of the amortization of the above mentioned deferred income tax reserves and higher maintenance expense as a result of the major boiler overhaul of the Company's coal fired La Cygne 1.

    Partially offsetting the increased expenses for the three, six and twelve months ended June 30, 1994, was lower interest expense.

    Liquidity and Capital Resources. The KG&E common and preferred stock was redeemed in connection with the Merger, leaving 1,000 shares of common stock held by Western Resources. The debt structure of the Company and available sources of funds were not affected by the Merger.

    On April 28, 1994, three series of Market-Adjusted Tax Exempt Securities totalling $46.4 million were sold on behalf of the Company at a rate of 2.95% for the initial auction period. The interest rate is being reset periodically via an auction process. As of June 30, 1994, the rate on these bonds was 2.86% for each series. The net proceeds from the new issues, together with available cash, were used to refund three series of Pollution Control Bonds totalling $46.4 million bearing interest rates between 5 7/8% and 6.8%.

    In 1986 the Company purchased corporate-owned life insurance policies
(COLI) on certain of its employees. For the six months ended June 30, 1994, the Company increased its borrowings against the accumulated cash surrender values of the policies by $39.2 million and received $1.6 million from increased borrowings on Wolf Creek Nuclear Operating Company policies.


OPERATING RESULTS

    The following discussion explains variances for the three, six and twelve months ended June 30, 1994 to the comparable periods of 1993.

    Revenues. The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods.

    Changes in electric sales volumes:

                                  3 Months     6 Months     12 Months
                                    Ended        Ended        Ended
         Residential                15.6%         2.6%         4.9%
         Commercial                  0.0%         1.2%        (0.5)%
         Industrial                  3.5%        (1.1)%       (1.1)%
         Total Retail                5.8%         0.6%         0.8%

         Wholesale & interchange    (3.7)%       57.7%        66.4%
         Total electric sales        4.4%         8.6%        11.0%

    Revenues for the second quarter of 1994, of $155.0 million, increased three percent from the 1993 second quarter revenues of $150.5 million, due to the warmer temperatures experienced in the Company's service territory, primarily in the month of June, which resulted in a greater customer demand for air conditioning load compared to last year.

    Revenues for the six months ended June 30, 1994, of $291.6 million, increased slightly from revenues of $289.0 million for the comparable period of 1993. The increase in revenues is primarily a result of increased residential sales due to the higher air conditioning load during 1994 as compared to 1993 and higher wholesale and interchange sales due to increased interchange demand.

    Revenues for the twelve months ended June 30, 1994, of $619.6 million, increased approximately six percent from revenues of $583.8 million for the comparable period of 1993. The increase can be attributed primarily to a $22.6 million increase in wholesale and interchange revenues as a result of additional interchange customers and other utilities' need for power to meet peak demand periods while those utilities' units were down due to the 1993 summer flooding. Residential customers also experienced an increase in sales volume as summer temperatures returned to near normal levels during the third quarter of 1993.

    Operating Expenses. Total operating expenses increased approximately six percent for the three and the six months ended June 30, 1994 compared the same periods of 1993. The increases can be attributed to increases during the second quarter of $2.8 million in maintenance expense primarily due to the major boiler overhaul of the Company's coal fired La Cygne 1, a $4.6 million increase in federal and state income taxes, and a $4.4 million increase in fuel expense as a result of increased electric generation to meet customer demand.

    The increase in federal income taxes for the three and six months ended June 30, 1994 was due to the completion at December 31, 1993, of the accelerated amortization of deferred income tax reserves relating to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The completion of the amortization of these deferred income tax reserves increased income taxes and thereby reduced net income by approximately $3 million and $6 million for the quarter and six months ended June 30, 1994, respectively.

    Total operating expenses increased approximately 10 percent for the twelve months ended June 30, 1994 compared to the same period of 1993. The increase is primarily the result of a $24.3 million increase in fuel expense and purchased power due to increased electric generation caused by the increase in customer demand, a $19.4 million increase in federal and state income taxes, and higher general taxes of $3.9 million. The increase in income taxes is a result of the completion of the amortization of certain deferred income taxes discussed previously. Higher property taxes due to increases in plant and higher mill levies contributed to increased general taxes.

    Other Income and Deductions. Other income and deductions, net of taxes, decreased significantly for the three, six and twelve months ended June 30, 1994, compared to the same period in 1993 primarily as a result of increased interest expense on higher COLI borrowings.

    Interest Expense. Interest expense decreased $2.4 million, $4.5 million and $11.7 million for the three, six and twelve months ended June 30, 1994 compared to the same periods of 1993, respectively. The decreases resulted primarily from lower interest rates on variable-rate debt and the refinancing of higher cost fixed-rate debt. Also accounting for the decrease in interest expense was the impact of increased COLI borrowings which reduce the need for other long-term debt and thereby reduced interest expense. COLI interest is reflected in Other Income and Deductions on the income statement.

                 KANSAS GAS AND ELECTRIC COMPANY
                    Part II Other Information


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         None

    (b)  Reports on Form 8-K:

         None

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Kansas Gas and Electric Company



Date        August 10, 1994          By          Richard D. Terrill
                                                 Richard D. Terrill,
                                              Secretary, Treasurer and
                                                   General Counsel