Form 10-Q
period 1994-09-30
KANSAS GAS & ELECTRIC CO /KS/
filed 1994-11-10
CIK 54496

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

    [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 1994

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

              Class                         Outstanding at November 10, 1994
    Common Stock (No par value)                           1,000


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                 KANSAS GAS AND ELECTRIC COMPANY
                             INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Balance Sheets                                                    3

        Statements of Income                                            4 - 6

        Statements of Cash Flows                                        7 - 8

        Statements of Capitalization                                      9

        Statements of Common Stock Equity                                10

        Notes to Financial Statements                                    11

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          17


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                             20

Signatures                                                               21

                 KANSAS GAS AND ELECTRIC COMPANY
                         BALANCE SHEETS
                     (Thousands of Dollars)
                                                             September 30,     December 31,
                                                                  1994             1993
                                                              (Unaudited)
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . . .     $3,381,637       $3,339,832
  Less - Accumulated depreciation . . . . . . . . . . . . .        847,431          790,843
                                                                 2,534,206        2,548,989
  Construction work in progress . . . . . . . . . . . . . .         32,052           28,436
  Nuclear fuel  (net) . . . . . . . . . . . . . . . . . . .         37,909           29,271
    Net utility plant . . . . . . . . . . . . . . . . . . .      2,604,167        2,606,696

OTHER PROPERTY AND INVESTMENTS:
  Decommissioning trust . . . . . . . . . . . . . . . . . .         15,951           13,204
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         12,344           10,941
                                                                    28,295           24,145

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .             57               63
  Accounts receivable and unbilled revenues (net) (Note 8).         59,168           11,112
  Advances to parent company. . . . . . . . . . . . . . . .        195,552          192,792
  Fossil fuel, at average cost, . . . . . . . . . . . . . .         13,652            7,594
  Materials and supplies, at average cost . . . . . . . . .         30,730           29,933
  Prepayments and other current assets. . . . . . . . . . .         19,049           14,995
                                                                   318,208          256,489

DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . . . .        102,766          102,789
  Deferred coal contract settlement costs . . . . . . . . .         18,773           21,247
  Phase-in revenues . . . . . . . . . . . . . . . . . . . .         65,792           78,950
  Other deferred plant costs. . . . . . . . . . . . . . . .         31,840           32,008
  Corporate-owned life insurance (net)  . . . . . . . . . .          8,830               45
  Unamortized debt expense. . . . . . . . . . . . . . . . .         28,317           27,365
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         43,186           37,745
                                                                   299,504          300,149

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     $3,250,174       $3,187,479


CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement). . . . . . . . . . . . . . .     $2,027,955       $1,899,221

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .         42,300          155,800
  Long-term debt due within one year. . . . . . . . . . . .           -                 238
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         48,366           51,095
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .         48,290           12,185
  Accrued interest. . . . . . . . . . . . . . . . . . . . .         14,147            7,381
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         10,434            9,427
                                                                   163,537          236,126

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . . .        648,997          646,159
  Deferred investment tax credits . . . . . . . . . . . . .         75,643           78,048
  Deferred gain from sale-leaseback . . . . . . . . . . . .        254,751          261,981
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         79,291           65,944
                                                                 1,058,682        1,052,132
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)
     TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .     $3,250,174       $3,187,479


The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                                                  Three Months Ended
                                                                    September 30,
                                                                 1994           1993

OPERATING REVENUES. . . . . . . . . . . . . . . . . . . .     $  189,202     $  191,941

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . .         27,727         28,590
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . .          3,638          4,179
  Power purchased . . . . . . . . . . . . . . . . . . . .          1,376          5,674
  Other operations. . . . . . . . . . . . . . . . . . . .         26,092         29,918
  Maintenance . . . . . . . . . . . . . . . . . . . . . .          9,957         11,606
  Depreciation and amortization . . . . . . . . . . . . .         19,141         18,837
  Amortization of phase-in revenues . . . . . . . . . . .          4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . .         23,521         19,534
    State income. . . . . . . . . . . . . . . . . . . . .          5,575          4,477
    General . . . . . . . . . . . . . . . . . . . . . . .         10,811         11,866
      Total operating expenses. . . . . . . . . . . . . .        132,224        139,067

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . .         56,978         52,874

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . .         (1,728)         5,969
  Miscellaneous (net) . . . . . . . . . . . . . . . . . .            833            864
  Income taxes (net). . . . . . . . . . . . . . . . . . .          2,137          1,357
      Total other income and deductions . . . . . . . . .          1,242          8,190

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . .         58,220         61,064

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . .         11,934         13,752
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          1,249          1,247
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . .           (444)          (341)
      Total interest charges. . . . . . . . . . . . . . .         12,739         14,658

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . .     $   45,481     $   46,406


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                 1994           1993

OPERATING REVENUES. . . . . . . . . . . . . . . . . . . .     $  480,793     $  480,900

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . .         71,662         70,607
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . .         11,733          9,028
  Power purchased . . . . . . . . . . . . . . . . . . . .          4,869          9,043
  Other operations. . . . . . . . . . . . . . . . . . . .         84,677         92,627
  Maintenance . . . . . . . . . . . . . . . . . . . . . .         35,187         33,572
  Depreciation and amortization . . . . . . . . . . . . .         57,402         56,512
  Amortization of phase-in revenues . . . . . . . . . . .         13,158         13,158
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . .         41,594         32,786
    State income. . . . . . . . . . . . . . . . . . . . .         10,160          7,692
    General . . . . . . . . . . . . . . . . . . . . . . .         34,947         34,682
      Total operating expenses. . . . . . . . . . . . . .        365,389        359,707

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . .        115,404        121,193

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . .         (3,721)         9,337
  Miscellaneous (net) . . . . . . . . . . . . . . . . . .          3,641          8,382
  Income taxes (net). . . . . . . . . . . . . . . . . . .          5,375            314
      Total other income and deductions . . . . . . . . .          5,295         18,033

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . .        120,699        139,226

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . .         36,032         41,753
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          3,721          4,211
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . .         (1,368)        (1,149)
      Total interest charges. . . . . . . . . . . . . . .         38,385         44,815

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . .     $   82,314     $   94,411


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                     (Thousands of Dollars)
                           (Unaudited)

                                                                     Twelve Months Ended
                                                                        September 30,
                                                                     1994           1993

OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . . .     $  616,890     $  607,958

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         94,443         86,776
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . . .         15,980         12,966
  Power purchased . . . . . . . . . . . . . . . . . . . . . .          5,690         10,397
  Other operations. . . . . . . . . . . . . . . . . . . . . .        110,998        121,436
  Maintenance . . . . . . . . . . . . . . . . . . . . . . . .         48,355         47,569
  Depreciation and amortization . . . . . . . . . . . . . . .         76,420         74,443
  Amortization of phase-in revenues . . . . . . . . . . . . .         17,545         17,544
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . . .         48,361         33,995
    State income. . . . . . . . . . . . . . . . . . . . . . .         12,038          7,939
    General . . . . . . . . . . . . . . . . . . . . . . . . .         45,468         44,418
      Total operating expenses. . . . . . . . . . . . . . . .        475,298        457,483

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . .        141,592        150,475

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . . .         (5,217)        11,748
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . . .          4,530         10,747
  Income taxes (net). . . . . . . . . . . . . . . . . . . . .          7,288           (416)
      Total other income and deductions . . . . . . . . . . .          6,601         22,079

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . . .        148,193        172,554

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . .         48,187         55,910
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,585          8,164
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . . .         (1,585)        (1,459)
      Total interest charges. . . . . . . . . . . . . . . . .         52,187         62,615

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .     $   96,006     $  109,939


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                     (Thousands of Dollars)
                           (Unaudited)
                                                                      Nine Months Ended
                                                                        September 30,
                                                                     1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .     $   82,314      $  94,411
  Depreciation and amortization . . . . . . . . . . . . . . .         57,402         56,512
  Other amortization (including nuclear fuel) . . . . . . . .          8,390          8,208
  Deferred income taxes and investment tax credits (net). . .         14,442          5,515
  Amortization of phase-in revenues . . . . . . . . . . . . .         13,158         13,158
  Corporate-owned life insurance. . . . . . . . . . . . . . .        (13,600)       (18,586)
  Amortization of gain from sale-leaseback. . . . . . . . . .         (7,230)        (7,230)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) (Note 8).        (48,056)       (39,849)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         (6,058)         4,645
    Accounts payable. . . . . . . . . . . . . . . . . . . . .         (2,729)        (4,578)
    Interest and taxes accrued. . . . . . . . . . . . . . . .         42,871         36,171
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,844)        (4,006)
  Changes in other assets and liabilities . . . . . . . . . .        (18,165)       (10,738)
       Net cash flows from operating activities . . . . . . .        118,895        133,633

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .         65,646         43,364
  Corporate-owned life insurance policies . . . . . . . . . .         24,588         25,687
  Death proceeds of corporate-owned life insurance policies .           -           (10,160)
       Net cash flows used in investing activities. . . . . .         90,234         58,891

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       (113,500)       (31,500)
  Advances to parent company (net). . . . . . . . . . . . . .         (2,760)       (27,374)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .        160,422         65,000
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .        (46,440)       (65,000)
  Revolving credit agreement (net). . . . . . . . . . . . . .           -          (150,000)
  Other long-term debt (net). . . . . . . . . . . . . . . . .        (67,893)       (46,870)
  Borrowings against life insurance policies (net). . . . . .         41,504        182,079
       Net cash flows from (used in) financing activities . .        (28,667)       (73,665)


NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .             (6)         1,077

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . .             63            892

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . .     $       57     $    1,969


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
      capitalized). . . . . . . . . . . . . . . . . . . . . .     $   50,157     $   57,889
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .         21,658         13,417


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                     (Thousands of Dollars)
                           (Unaudited)
                                                                     Twelve Months Ended
                                                                        September 30,
                                                                     1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .     $   96,006     $  109,939
  Depreciation and amortization . . . . . . . . . . . . . . .         76,420         74,443
  Other amortization (including nuclear fuel) . . . . . . . .         11,436         11,160
  Deferred income taxes and investment tax credits (net). . .         31,499          9,501
  Amortization of phase-in revenues . . . . . . . . . . . . .         17,545         17,544
  Corporate-owned life insurance. . . . . . . . . . . . . . .        (16,664)       (22,710)
  Amortization of gain from sale-leaseback. . . . . . . . . .         (9,640)        (9,640)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) (Note 8).         (8,776)        (6,987)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         (2,196)         9,973
    Accounts payable. . . . . . . . . . . . . . . . . . . . .         (7,964)         8,428
    Interest and taxes accrued. . . . . . . . . . . . . . . .         (2,353)         4,691
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,029)        (8,453)
  Changes in other assets and liabilities . . . . . . . . . .        (23,957)       (26,739)
    Net cash flows from operating activities. . . . . . . . .        159,327        171,150

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .         89,168         68,807
  Corporate-owned life insurance policies . . . . . . . . . .         26,169         21,032
  Death proceeds of corporate-owned life insurance policies .           -           (10,912)
         Net cash flows used in investing activities. . . . .        115,337         78,927

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .        (19,700)       (40,900)
  Advances to parent company (net). . . . . . . . . . . . . .        (93,889)       (97,629)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .        160,422        200,000
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .       (121,440)      (190,000)
  Other long-term debt (net). . . . . . . . . . . . . . . . .        (13,980)          (230)
  Revolving credit agreement (net). . . . . . . . . . . . . .           -          (150,000)
  Borrowings against life insurance policies (net). . . . . .         42,685        176,713
       Net cash flows from (used in) financing activities . .        (45,902)      (102,046)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .         (1,912)        (9,823)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . .          1,969         11,792

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . .     $       57     $    1,969


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
      capitalized). . . . . . . . . . . . . . . . . . . . . .      $  69,921     $  81,573
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .         37,595        27,642


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                  STATEMENTS OF CAPITALIZATION
                     (Thousands of Dollars)

                                                                 September 30,        December 31,
                                                                     1994                 1993
                                                                  (Unaudited)
COMMON STOCK EQUITY:
  (See Statements of Common Stock Equity)
  Common stock, without par value, authorized and issued
    1,000 shares . . . . . . . . . . . . . . . . . . . . . .   $1,065,634           $1,065,634
  Retained earnings. . . . . . . . . . . . . . . . . . . . .      262,358              180,044
    Total common stock equity. . . . . . . . . . . . . . . .    1,327,992   65%      1,245,678   66%

LONG-TERM DEBT:
  First Mortgage Bonds:
       Series                    Due         1994      1993
       5-5/8%                       1996   $ 16,000  $ 16,000
       7.6%                         2003    135,000   135,000
       6-1/2%                       2005     65,000    65,000
       6.20%                        2006    100,000      -
                                                                  316,000              216,000
  Pollution Control Bonds:
       6.80%                        2004       -       14,500
       5-7/8%                       2007       -       21,940
       6%                           2007       -       10,000
       5.10%                        2023     13,982      -
       Variable  (a)                2027     21,940      -
       7%                           2031    327,500   327,500
       Variable  (a)                2032     14,500      -
       Variable  (a)                2032     10,000      -
                                                                  387,922              373,940
       Total bonds . . . . . . . . . . . . . . . . . . . . . .    703,922              589,940

  Other Long-Term Debt:
    Pollution control obligations:
       5-3/4% series                2003       -       13,980
    Other long-term agreement       1995       -       53,913
       Total other long-term debt. . . . . . . . . . . . . .         -                  67,893

  Less:
    Unamortized premium and discount (net) . . . . . . . . .        3,959                4,052
    Long-term debt due within one year . . . . . . . . . . .         -                     238
       Total long-term debt. . . . . . . . . . . . . . . . .      699,963    35%       653,543   34%

TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . . . . .   $2,027,955   100%    $1,899,221  100%


    (a)  Market-Adjusted Tax Exempt Securities (MATES).  The interest rate is being reset periodically via an auction process.  As of September 30, 1994, the rates ranged from
         3.15% to 3.19% for these bonds.


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                      KANSAS GAS AND ELECTRIC COMPANY
                     STATEMENTS OF COMMON STOCK EQUITY
                   (Thousands of Dollars, Except Shares)
                                (Unaudited)


                                   Common Stock                              Treasury Stock
                                                       Other
                                                      Paid-in  Retained
                                Shares      Amount    Capital  Earnings    Shares      Amount      Total

BALANCE DECEMBER 31, 1991. .  40,997,745     637,003     284    170,598  (9,996,426)  (199,255)    608,630
  (Predecessor)

  Net income                                                      6,040                              6,040
  Cash dividends:
    Common stock-$0.43 per
      share. . . . . . . . .                                    (13,330)                           (13,330)
    Preferred stock. . . . .                                       (205)                              (205)
  Employee stock plans . . .                     (12)                          (966)                   (12)
  Merger of KG&E with KCA. . (40,997,745)   (636,991)   (284)  (163,103)  9,997,392    199,255    (601,123)

MARCH 31, 1992
Subtotal-KG&E (Predecessor).      -0-         -0-       -0-       -0-        -0-         -0-        -0-

  KCA common stock issued. .       1,000  $1,065,634     -         -          -           -     $1,065,634
  Net income . . . . . . . .                                  $  71,941                             71,941


BALANCE DECEMBER 31, 1992. .       1,000   1,065,634     -       71,941       -           -      1,137,575
  (Successor)

  Net Income . . . . . . . .                                    108,103                            108,103

BALANCE DECEMBER 31, 1993. .       1,000  $1,065,634  $  -    $ 180,044       -      $    -     $1,245,678
  (Successor)

  Net Income . . . . . . . .                                     82,314                             82,314

BALANCE SEPTEMBER 30, 1994 .       1,000  $1,065,634  $  -    $ 262,358       -      $    -     $1,327,992
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

    The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1994, and December 31, 1993, and the results of its operations for the three, nine and twelve month periods ended September 30, 1994 and 1993. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K.

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

    Cash Surrender Value of Life Insurance Contracts. The following amounts related to corporate-owned life insurance (COLI) contracts, primarily with one highly rated major insurance company, are recorded on the balance sheets (millions of dollars):
                                         September 30,    December 31,
                                              1994            1993

    Cash surrender value of contracts        $319.3           $269.0
    Borrowings against contracts             (310.5)          (269.0)
         COLI (net)                          $  8.8           $  0.0

    Interest expense included in other income and deductions, net of taxes, related to COLI for the three, nine, and twelve months ended September 30, 1994, was $5.6, $15.4, and $20.1 million, respectively. Interest expense for the three, nine, and twelve months ended September 30, 1993, was $3.3, $6.2, and $7.9 million, respectively.

    Statements of Cash Flows. For purposes of the statements of cash flows, the Company considers highly liquid collateralized debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Reclassifications. Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  SHORT-TERM DEBT

    The Company's short-term financing requirements are satisfied through short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At September 30, 1994, the Company had bank credit arrangements available of $35 million. Effective October 1, 1994, the Company reduced its bank credit arrangements to $24 million.


3.  COMMITMENTS AND CONTINGENCIES

    Environmental. The Company was previously associated with six former manufactured gas sites which may contain coal tar and other potentially harmful materials. The Company and the Kansas Department of Health and Environment (KDHE) conducted preliminary assessments of these sites at minimal cost. The results of the preliminary investigations determined the Company does not have a connection to two of the sites.

    Under a consent agreement with the KDHE governing all future work at the four remaining sites, the Company will investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a 10 year period. The agreement will allow the Company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. The Company is aware of other utilities in Region VII of the EPA (Kansas, Missouri, Nebraska, and Iowa) which have incurred remediation costs for such sites ranging between $500,000 and $10 million, depending on the site and that the KCC has issued an accounting order which will permit another Kansas utility to recover a portion of its remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation required and number of years over which the remediation must be completed.

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

    The Company along with the other co-owners of Wolf Creek are among 14 companies that filed a lawsuit June 20, 1994, seeking an interpretation of the DOE's obligation to begin accepting spent nuclear fuel for disposal in 1998. The Federal Nuclear Waste Policy Act requires DOE ultimately to accept and dispose of nuclear utilities' spent fuel. The DOE has filed a motion to have this case dismissed. The issue to be decided in this case is whether DOE must begin accepting spent fuel in 1998 or at a future date.

    Decommissioning. On June 9, 1994, the KCC issued an order approving the decommissioning cost of the 1993 Wolf Creek Decommissioning Cost Study which estimates the Company's share of Wolf Creek decommissioning costs, under the immediate dismantlement method, to be approximately $595 million primarily during the period 2025 through 2033, or approximately $174 million in 1993 dollars. These costs were calculated using an assumed inflation rate of 3.45% over the remaining service life, in 1993, of 32 years.

    Decommissioning costs are being charged to operating expenses. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts so expensed ($3.5 million in 1993 increasing annually to $5.5 million in 2024) and earnings on trust fund assets are deposited in an external trust fund. The assumed return on trust assets is 5.9%.

    The Company's investment in the decommissioning fund, including reinvested earnings was $16.0 and $13.2 million at September 30, 1994 and December 31, 1993, respectively. These amounts are reflected in OTHER PROPERTY AND INVESTMENTS, Decommissioning Trust, and the related liability is included in DEFERRED CREDITS AND OTHER LIABILITIES, Other, on the balance sheets.

    The Company carries $117 million in premature decommissioning insurance. The insurance coverage has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission (NRC), and to pay for on-site property damages. If the amount designated as decommissioning insurance is needed to implement the NRC-approved plan for stabilization and decontamination, it would not be available for decommissioning purposes.

    Nuclear Insurance. The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $9.0 billion for a single nuclear incident. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident per year.

    The Owners carry decontamination liability, premature decommissioning liability, and property damage insurance for Wolf Creek totalling approximately $2.8 billion ($1.3 billion, Company's share). This insurance is provided by a combination of "nuclear insurance pools" ($500 million) and Nuclear Electric Insurance Limited (NEIL) ($2.3 billion). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The remaining proceeds from the $2.8 billion insurance coverage ($1.3 billion, Company's share), if any, can be used for property damage up to $1.2 billion

(Company's share) and premature decommissioning costs up to $117 million (Company's share) in excess of funds previously collected for decommissioning (as discussed under "Decommissioning").

    The Owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves, and other NEIL resources, the Company may be subject to retrospective assessments of approximately $13 million per year.

    Although the Company maintains various insurance policies to provide coverage for potential losses and liabilities resulting from an accident or an extended outage, the Company's insurance coverage may not be adequate to cover the costs that could result from a major accident or extended outage at Wolf Creek. Any substantial losses not covered by insurance, to the extent not recoverable through rates, could have a material adverse effect on the Company's financial condition and results of operations.

    Clean Air Act. The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and oxides of nitrogen (NOx) emissions effective in 1995 and 2000 and a probable reduction in toxic emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company is installing continuous emission monitoring and reporting equipment at a total cost of approximately $2.3 million. At December 31, 1993, the Company had completed approximately $850 thousand of these capital expenditures with the remaining $1.4 million of capital expenditures to be completed in 1994. The Company does not expect additional equipment to reduce sulfur emissions to be necessary under Phase II. Although the Company currently has no Phase I affected units, the Company applied for an early substitution permit to bring the co-owned La Cygne Generating Station under the Phase I guidelines.

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

    For additional information with respect to Commitments and Contingencies see
Note 3, COMMITMENTS AND CONTINGENCIES of the Notes to Financial Statements in the Company's 1993 Annual Report on Form 10-K.


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


6.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35% since January 1, 1993 and 34% for all prior periods. The Federal statutory rate produces effective income tax rates of 37.2% and 32.8% for the three month periods, and 36.0% and 29.8% for the nine month periods and 35.6% and 27.8% for the twelve month periods ended September 30, 1994 and 1993, respectively. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits.

    For additional information with respect to Income Taxes see Note 9, INCOME TAXES of the Notes to Financial Statements in the Company's 1993 Annual Report on Form 10-K.


7.  EMPLOYEE BENEFIT PLANS

    Postemployment. The Company adopted the provisions of Statement of Financial Accounting Standards No. 112 (SFAS 112), in the first quarter of 1994. This statement requires the Company to recognize the liability to provide postemployment benefits when the liability has been incurred. To mitigate the impact adopting SFAS 112 will have on rate increases, the Company received an order from the KCC permitting the initial deferral of SFAS 112 transition costs and expenses and its inclusion in the future computation of cost of service net of and income stream generated from corporate-owned life insurance. At September 30, 1994, the Company's SFAS 112 liability recorded on the balance sheet was approximately $594,000.


8.  LONG-TERM DEBT

    The Company had a long-term debt agreement which contained provisions for the sale of accounts receivable and unbilled revenues (receivables) and phase-in revenues up to a total of $180 million. This agreement was terminated on November 1, 1994. Amounts related to receivables were accounted for as sales while those related to phase-in revenues were accounted for as collateralized borrowings. Additional receivables were continually sold to replace those collected. At September 30, 1994 and December 31, 1993, outstanding receivables amounting to $20.1 million and $56.8 million, respectively, were considered sold under the agreement.

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

    The following updates the information provided in the 1993 Form 10-K, and analyzes the changes in the results of operations between the three, nine and twelve month periods ended September 30, 1994 and comparable periods of 1993.



FINANCIAL CONDITION

    General. Net income for the third quarter of 1994 was $45.5 million compared to $46.4 million for the same period of 1993. The two percent decrease in net income can be attributed to decreased residential and wholesale and interchange sales and higher income tax expense. Residential sales decreased as a result of cooler temperatures in 1994 compared to 1993. Wholesale and interchange sales were lower because the third quarter 1993 reflected higher sales to other utilities that had generating units down due to the flooding of 1993.

    Income tax expense increased as a result of the completion of the accelerated amortization of certain deferred income tax reserves. As of December 31, 1993, the Company had fully amortized these deferred income tax reserves related to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The absence of the amortization of these deferred income tax reserves reduces net income by approximately $3 million per quarter or approximately $12 million per year.

    Net income for the nine and twelve months ending September 30, 1994, of $82.3 million and $96.0 million, decreased from net income of $94.4 and $109.9 million for the comparable periods of 1993, respectively. The decrease in net income is primarily due to increases in income taxes as a result of the absence of the amortization of the above mentioned deferred income tax reserves and the receipt of death benefit proceeds from corporate-owned life insurance policies in the third quarter of 1993.

    Liquidity and Capital Resources. The KG&E common and preferred stock was redeemed in connection with the Merger, leaving 1,000 shares of common stock held by Western Resources. The debt structure of the Company and available sources of funds were not affected by the Merger.

    Effective October 1, 1994, the Company reduced its bank credit arrangements from $35 million to $24 million.

    On April 28, 1994, three series of Market-Adjusted Tax Exempt Securities totalling $46.4 million were sold on behalf of the Company at a rate of 2.95% for the initial auction period. The interest rate is being reset periodically via an auction process. As of September 30, 1994, the rates on these bonds ranged from 3.15% to 3.19%. The net proceeds from the new issues, together with available cash, were used to refund three series of Pollution Control Bonds totalling $46.4 million bearing interest rates between 5 7/8% and 6.8%.

    In 1986 the Company purchased corporate-owned life insurance policies
(COLI) on certain of its employees. For the nine months ended September 30, 1994, the Company increased its borrowings against the accumulated cash surrender values of the policies by $39.9 million and received $1.6 million from increased borrowings on Wolf Creek Nuclear Operating Company policies.


OPERATING RESULTS

    The following discussion explains variances for the three, nine and twelve months ended September 30, 1994 to the comparable periods of 1993.

    Revenues. The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods.

    Increase (decrease) in electric sales volumes:

                                   3 Months     9 Months     12 Months
                                     Ended        Ended        Ended
         Residential                (8.8)%       (2.1)%        (1.0)%
         Commercial                  4.8%         2.6%          1.0%
         Industrial                  3.6%         0.5%         (0.8)%
         Total Retail               (0.5)%        0.2%         (0.4)%

         Wholesale & interchange   (53.9)%       (0.5)%        17.2%
         Total electric sales      (12.5)%        0.1%          2.8%

    Revenues for the third quarter of 1994 were $189.2 million down one percent from the 1993 third quarter revenues of $191.9 million. The decrease was due primarily to decreased residential sales as the Company's service territory experienced cooler summer temperatures during 1994 as compared to last year, reducing the customer demand for air conditioning load. Wholesale and interchange revenues were also lower because during the third quarter of 1993 the Company had higher sales to other utilities while their generating units were down due to the flooding of 1993.

    Revenues for the nine months ended September 30, 1994, of $480.8 million, were virtually unchanged from revenues of $480.9 million for the comparable period of 1993.

    Revenues for the twelve months ended September 30, 1994, increased approximately one percent to $616.9 million, from revenues of $608.0 million for the comparable period of 1993. The increase can be attributed to higher revenues in all customer classes.

    Operating Expenses. Total operating expenses for the three months ended September 30, 1994, of $132.2 million decreased approximately five percent from total operating expenses of $139.1 million for the comparable period of 1993.

The decrease is primarily attributed to reduced operations and maintenance expense and a $4.3 million decrease in purchased power expense as a result of lower sales resulting from the decrease in demand from residential and wholesale customers during the third quarter of 1994 as compared to 1993.

    Total operating expenses increased approximately two percent for the nine months ended September 30, 1994 compared to the same period of 1993. The increase is primarily due to an increase of $11.3 million in federal and state income taxes and a $1.6 million increase in maintenance expense as a result of the major boiler overhaul of the Company's coal fired La Cygne 1 during the second quarter of 1994.

    Total operating expenses increased approximately four percent for the twelve months ended September 30, 1994 compared to the same period of 1993. The increase is primarily the result of a $10.7 million increase in fuel expense due to increased electric generation caused by the increase in customer demand and $18.5 million increase in federal and state income taxes.

    The increase in federal income taxes for the three, nine and twelve months ended September 30, 1994 was due to the completion at December 31, 1993, of the accelerated amortization of deferred income tax reserves relating to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The completion of the amortization of these deferred income tax reserves increased income taxes and thereby reduced net income by approximately $3 million and $9 million for the quarter and nine months ended September 30, 1994, respectively.

    Wolf Creek Generating Station (Wolf Creek) operates on an eighteen month refueling cycle. Wolf Creek began its seventh refueling and maintenance outage in mid September 1994. The outage took approximately 47 days. The operations and maintenance expenses associated with the refueling are being deferred and then amortized over eighteen months.

    Other Income and Deductions. Other income and deductions, net of taxes, decreased significantly for the three, nine and twelve months ended September 30, 1994, compared to the same period in 1993 primarily as a result of increased interest expense on higher COLI borrowings. For the nine and twelve months ended September 30, 1994, interest on COLI borrowings has increased $8.8 million and $13.2 million compared to the same periods of 1993, respectively. Also contributing to the decrease was the receipt of death benefit proceeds from COLI policies in the third quarter of 1993.

    Interest Expense. Interest expense decreased $1.9 million, $6.4 million and $10.4 million for the three, nine and twelve months ended September 30, 1994 compared to the same periods of 1993, respectively. The decreases resulted primarily from lower interest rates on variable-rate debt and the refinancing of higher cost fixed-rate debt. Also accounting for the decrease in interest expense was the impact of increased COLI borrowings which reduce the need for other long-term debt and thereby reduced interest expense. COLI interest is reflected in Other Income and Deductions on the income statement.

                 KANSAS GAS AND ELECTRIC COMPANY
                    Part II Other Information


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit 27 -   Financial Data Schedule

    (b)  Reports on Form 8-K:

         None

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Kansas Gas and Electric Company



Date      November 10, 1994          By          Richard D. Terrill
                                                 Richard D. Terrill,
                                              Secretary, Treasurer and
                                                   General Counsel