Form 10-K
KANSAS GAS & ELECTRIC CO /KS/
filed 1995-03-29
CIK 54496

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549


                                          FORM 10-K
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934


                         For the fiscal year ended December 31, 1994


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

 Common Stock, No par value                              1,000 Shares
   (Title of each class)                      (Outstanding at March 29, 1995)

Indicated by check mark whether the registrant (1) has filed all reports requird to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x     No

Registrant meets the conditions of General Instruction J(1)(a)(b) to Form 10-K for certain wholly-owned subsidiaries and is therefore filing an abbreviated form.

                               KANSAS GAS AND ELECTRIC COMPANY
                                          FORM 10-K
                                      December 31, 1994

                                      TABLE OF CONTENTS

       Description                                                       Page

PART I
       Item 1.  Business                                                   3

       Item 2.  Properties                                                12

       Item 3.  Legal Proceedings                                         13

       Item 4.  Submission of Matters to a Vote of
                  Security Holders                                        13

PART II
       Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters                             13

       Item 6.  Selected Financial Data                                   13

       Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                              14

       Item 8.  Financial Statements and Supplementary Data               20

       Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     44

PART III
       Item 10. Directors and Executive Officers of the
                  Registrant                                              45

       Item 11. Executive Compensation                                    46

       Item 12. Security Ownership of Certain Beneficial
                  Owners and Management                                   46


       Item 13. Certain Relationships and Related Transactions            46

PART IV
       Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                     47

       Signatures                                                         50

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


GENERAL

    The Company is an electric public utility engaged in the generation, transmission, distribution and sale of electric energy in the southeastern quarter of Kansas including the Wichita metropolitan area. The Company owns 47 percent of Wolf Creek Nuclear Operating Corporation, the operating company for Wolf Creek Generating Station (Wolf Creek). Corporate headquarters of the Company is located in Wichita, Kansas. The Company has no gas properties. At December 31, 1994, the Company had no employees. All employees are provided by Western Resources.

    For discussion regarding competition in the electric utility industry and the potential impact on the Company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Other Information, Competition included herein.

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


ELECTRIC OPERATIONS

General

    The Company supplies electric energy at retail to approximately 272,000 customers in 139 communities in Kansas. The Company also supplies electric energy to 27 communities and 1 rural electric cooperative, and has contracts for the sale, purchase or exchange of electricity with other utilities at wholesale.

    The Company's electric sales for the last five years were as follows:

                     1994         1993        1992        1991        1990
                                       (Thousands of MWH)
   Residential       2,384        2,386       2,102       2,341       2,270
   Commercial        2,068        1,991       1,892       1,908       1,838
   Industrial        3,371        3,323       3,248       3,194       3,093
   Wholesale and
     Interchange     1,590        2,004       1,267       1,168       1,688
   Other                45           45          46          46          48
                     -----        -----       -----       -----       -----
   Total             9,458        9,749       8,555       8,657       8,937


    The Company's electric revenues for the last five years were as follows:

                      1994         1993        1992        1991        1990
(1)
                                      (Dollars in Thousands)
    Residential     $220,067     $219,069    $194,142    $219,907    $214,544
    Commercial       167,499      162,858     154,005     155,847     151,098
    Industrial       181,119      179,256     174,226     172,953     168,294
    Wholesale and
      Interchange     38,750       45,843      28,086      29,989      36,152
    Other             12,445        9,971       3,792      16,272      16,553
                    --------     --------    --------    --------    --------
    Total           $619,880     $616,997    $554,251    $594,968    $586,641

    (1) See Note 4 of the Notes to Financial Statements for impact of rate refund orders.

Capacity

    The aggregate net generating capacity of the Company's system is presently 2,498 megawatts (MW). The system comprises interests in twelve fossil fueled steam generating units, one nuclear generating unit (47 percent interest) and one diesel generator, located at seven generating stations. One of the twelve fossil fueled units has been "mothballed" for future use (see Item 2. Properties).

    The Company's 1994 peak system net load occurred on July 1, 1994 and amounted to 1,747 MW. The Company's net generating capacity together with power available from firm interchange and purchase contracts, provided a capacity margin of approximately 27 percent above system peak responsibility at the time of the peak.

    The Company and ten companies in Kansas and western Missouri have agreed to provide capacity (including margin), emergency and economy services for each other. This arrangement is called the MOKAN Power Pool. The pool participants also coordinate the planning of electric generating and transmission facilities.

    The Company is one of 47 members of the Southwest Power Pool (SPP). SPP's responsibility is to maintain system reliability on a regional basis. The region encompasses areas within the eight states of Kansas, Missouri, Oklahoma, New Mexico, Texas, Louisiana, Arkansas, and Mississippi.

    In 1994, the Company joined the Western Systems Power Pool (WSPP). Under this arrangement, over 50 electric utilities and marketers throughout the western

United States have agreed to market energy and to provide transmission services. WSPP's intent is to increase the efficiency of the interconnected power systems operations over and above existing operations. Services available include short-term and long-term economy energy transactions, unit commitment service, firm capacity and energy sales, energy exchanges, and transmission service by intermediate systems.

    During 1994, the Company entered into an agreement with Midwest Energy, Inc. (MWE), whereby the Company will provide MWE with peaking capacity of 61 megawatts through the year 2008. The Company also entered into an agreement with Empire District Electric Company (Empire), whereby the Company will provide Empire with peaking and base load capacity (20 megawatts in 1994 increasing to 80 megawatts in 2000) through the year 2000.

Future Capacity

    The Company does not contemplate any significant expenditures in connection with construction of any major generating facilities through the turn of the century (see Item 7. Management's Discussion and Analysis, Liquidity and Capital Resources). The Company has capacity available which may not be fully utilized by growth in customer demand for at least 5 years. The Company continues to market this capacity and energy to other utilities.

Fuel Mix

    The Company's coal-fired units comprise 1,101 MW of the total 2,498 MW of generating capacity and the Company's nuclear unit provides 545 MW of capacity. Of the remaining 852 MW of generating capacity, units that can burn either natural gas or oil account for 849 MW, and the remaining unit which burns only diesel fuel accounts for 3 MW (see Item 2. Properties).

    During 1994, low sulfur coal was used to produce 56% of the Company's electricity. Nuclear produced 34 percent and the remainder was produced from natural gas, oil, or diesel fuel. During 1995, based on the Company's estimate of the availability of fuel, coal will to be used to produce approximately 58 percent of the Company's electricity and nuclear will be used to produce 36 percent.

    The Company's fuel mix fluctuates with the operation of nuclear powered Wolf Creek which has an 18-month refueling and maintenance schedule. The 18-month schedule permits uninterrupted operation every third calendar year. In mid-September 1994, Wolf Creek was taken off-line for its seventh refueling and maintenance outage. The refueling outage took approximately 47 days to complete, during which time electric demand was met primarily by the Company's coal-fired generating units. There is no refueling outage scheduled for 1995.

Nuclear

    The owners of Wolf Creek have on hand or under contract 63 percent of the uranium required for operation of Wolf Creek through the year 2001. The balance is expected to be obtained through spot market and contract purchases.

    Contractual arrangements are in place for 100 percent of Wolf Creek's uranium enrichment requirements for 1995-1997, 90 percent for 1998-1999, 95 percent for

2000-2001 and 100 percent for 2005-2014.  The balance of the 1998-2004 requirements is expected to be obtained through a combination of spot market and contract purchases. The decision not to contract for the full enrichment requirements is one of cost rather than availability of service.

    Contractual arrangements are in place for the conversion of uranium to uranium hexafluoride sufficient to meet Wolf Creek's requirements through 1996 as well as the fabrication of fuel assemblies to meet Wolf Creek's requirements through 2012.

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

    The Company along with the other co-owners of Wolf Creek are among 14 companies that filed a lawsuit on June 20, 1994, seeking an interpretation of the DOE's obligation to begin accepting spent nuclear fuel for disposal in 1998. The DOE has filed a motion to have this case dismissed. The issue to be decided in this case is whether DOE must begin accepting spent fuel in 1998 or at a future date.

Coal

    The three coal-fired units at Jeffrey Energy Center (JEC) have an aggregate capacity of 423 MW (KG&E's 20 percent share) (see Item 2. Properties). Western Resources, the operator of JEC, and KG&E, have a long-term coal supply contract with Amax Coal West, Inc. (AMAX), a subsidiary of Cyprus Amax Coal Company, to supply low sulfur coal to JEC from AMAX's Eagle Butte Mine or an alternate mine source of AMAX's Belle Ayr Mine, both located in the Powder River Basin in Campbell County, Wyoming. The contract expires December 31, 2020. The contract contains a schedule of minimum annual delivery quantities based on MMBtu provisions. The coal to be supplied is surface mined and has an average Btu content of approximately 8,300 Btu per pound and an average sulfur content of .43 lbs/MMBtu (see Environmental Matters). The average delivered cost of coal for JEC was approximately $1.13 per MMBtu or $18.55 per ton during 1994.

    Coal is transported by Western Resources from Wyoming under a long-term rail transportation contract with Burlington Northern (BN) and Union Pacific
(UP) to JEC through December 31, 2013. Rates are based on net load carrying capabilities of each rail car. Western Resources provides 890 aluminum rail cars, under a 20 year lease, to transport coal to JEC.

    The two coal-fired units at La Cygne Station have an aggregate generating capacity of 678 MW (KG&E's 50 percent share) (see Item 2. Properties). The operator, Kansas City Power & Light Company (KCPL), maintains coal contracts as discussed in the following paragraphs.

    La Cygne 1 uses low sulfur Powder River Basin coal which is supplied under a variety of spot market transactions, discussed below. Illinois or Kansas/Missouri coal is blended with the Powder River Basin coal and is secured from time to time under spot market arrangements. La Cygne 1 uses a blend of 85 percent Powder River Basin coal.

    La Cygne 2 and additional La Cygne 1 Powder River Basin coal is supplied through several contracts expiring at various times through 1998. This low sulfur coal had an average Btu content of approximately 8,500 Btu per pound and a maximum sulfur content of .50 lbs/MMBtu (see Environmental Matters).
For 1994, KCPL secured Powder River Basin coal from two sources; Carter Mining Company's Caballo Mine, a subsidiary of Exxon Coal USA; and Caballo Rojo Inc's Caballo Rojo Mine, a subsidiary of Drummond Inc. Transportation is covered by KCPL through its Omnibus Rail Transportation Agreement with BN and Kansas City Southern Railroad through December 31, 1995. An alternative rail transportation agreement with Western Railroad Property, Inc. (WRPI), a partnership between UP and Chicago Northwestern (CNW), lasts through December 31, 1995. A new five-year coal transportation agreement is being negotiated to provide transportation beyond 1995.

    During 1994, the average delivered cost of all coal procured for La Cygne 1 was approximately $0.78 per MMBtu or $14.11 per ton and the average delivered cost of Powder River Basin coal for La Cygne 2 was approximately $0.73 per MMBtu or $12.30 per ton.

Natural Gas

    The Company uses natural gas as a primary fuel in its Gordon Evans and Murray Gill Energy Centers. Natural gas for these generating stations is supplied under a firm contract that runs through 1995 by Kansas Gas Supply
(KGS). After 1995, the Company expects to use the spot market to purchase most of the natural gas needed to fuel these generating stations. Short-term economical spot market purchases from the Williams Natural Gas (WNG) system provide the Company flexible natural gas supply arrangements to meet operational needs.

Oil

    The Company uses oil as an alternate fuel when economical or when interruptions to natural gas make it necessary. Oil is also used as a supplemental fuel at each of the coal plants. All oil burned by the Company during the past several years has been obtained by spot market purchases. At December 31, 1994, the Company had approximately 715 thousand gallons of No. 2 oil and 11 million gallons of No. 6 oil which is believed to be sufficient to meet emergency requirements and protect against lack of availability of natural gas and/or the loss of a large generating unit.

Other Fuel Matters

    The Company's contracts to supply fuel for its coal- and natural gas-fired generating units, with the exception of JEC, do not provide full fuel requirements at the various stations. Supplemental fuel is procured on the spot market to provide operational flexibility and, when the price is favorable, to take advantage of economic opportunities.

    On March 26, 1992, in connection with the Merger, the Kansas Corporation Commission (KCC) approved the elimination of the Energy Cost Adjustment Clause
(ECA) for most Kansas retail customers of the Company effective April 1, 1992. The provisions for fuel costs included in base rates were established at a level intended by the KCC to equal the projected average cost of fuel through August 1995 and to include recovery of costs provided by previously issued orders relating to coal contract settlements and storm damage recovery. Any increase or decrease in fuel costs from the projected average will impact the Company's earnings.

    Set forth in the table below is information relating to the weighted average cost of fuel used by the Company.
                                  1994     1993     1992     1991     1990
    Per Million Btu:
          Nuclear                $0.36    $0.35    $0.34    $0.32    $0.34
          Coal                    0.90     0.96     1.25     1.32     1.32
          Gas                     1.98     2.37     1.95     1.74     1.96
          Oil                     3.90     3.15     4.28     4.13     3.01

    Cents per KWH Generation      0.89     0.93     0.98     1.09     1.01

Environmental Matters

    The Company currently holds all Federal and State environmental approvals required for the operation of its generating units. The Company believes it is presently in substantial compliance with all air quality regulations (including those pertaining to particulate matter, sulfur dioxide and oxides of nitrogen (NOx)) promulgated by the State of Kansas and the Environmental Protection Agency (EPA).

    The Federal sulfur dioxide standards applicable to the Company's JEC and La Cygne 2 units, prohibit the emission of more than 1.2 pounds of sulfur dioxide per million Btu of heat input. Federal particulate matter emission standards applicable to these units prohibit: (1) the emission of more than
0.1 pounds of particulate matter per million Btu of heat input and (2) an opacity greater than 20 percent. Federal NOx emission standards applicable to these units prohibit the emission of more than 0.7 pounds of NOx per million Btu of heat input.

    The JEC and La Cygne 2 units have met: (1) the sulfur dioxide standards through the use of low sulfur coal (see Coal); (2) the particulate matter standards through the use of electrostatic precipitators; and (3) the NOx standards through boiler design and operating procedures. The JEC units are also equipped with flue gas scrubbers providing additional sulfur dioxide and particulate matter emission reduction capability.

    The Kansas Department of Health and Environment regulations, applicable to the Company's other generating facilities, prohibit the emission of more than
3.0 pounds of sulfur dioxide per million Btu of heat input at the Company's generating units. The Company has sufficient low sulfur coal under contract (see Coal) to allow compliance with such limits at La Cygne 1. All facilities burning coal are equipped with flue gas scrubbers and/or electrostatic precipitators.

    The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and NOx emissions effective in 1995 and 2000 and a probable reduction in toxic emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company installed continuous monitoring and reporting equipment at a total cost of approximately $2.3 million. The Company does not expect additional equipment to reduce sulfur emissions to be necessary under Phase II. Although the Company currently has no Phase I affected units, the owners have applied for an early substitution permit to bring the co-owned La Cygne Generating Station under the Phase I regulations.
    The NOx and toxic limits, which were not set in the law, will be specified in future EPA regulations. NOx regulations for Phase II units and Phase I group 2 units are mandated in the Act. The EPA's proposed NOx regulations were ruled invalid by the U.S. Court of Appeals for the District of Columbia Circuit in November 1994, and until such time as the EPA resubmits new proposed regulations, the Company will be unable to determine its compliance options or related compliance costs.

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

    The Company's mortgage prohibits additional first mortgage bonds from being issued (except in connection with certain refundings) unless the Company's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than two and one-half times the annual interest charges on, or 10% of the principal amount of, all first mortgage bonds outstanding after giving effect to the proposed issuance.
Based on the Company's results for the 12 months ended December 31, 1994, approximately $743 million principal amount of additional first mortgage bonds could be issued (8.75 percent interest rate assumed).

    KG&E bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1994, the Company had approximately $1.3 billion of net bondable property additions not subject to an unfunded prior lien entitling the Company to issue up to $909 million principal amount of additional bonds.


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

EXECUTIVE OFFICERS OF THE COMPANY
                                                    Other Offices or Positions
    Name             Age      Present Office       Held During Past Five Years

Kent R. Brown        49   Chairman of the Board,     Group Vice President
                            (since June 1992)
                            President and Chief
                            Executive Officer
                            (since March 1992)

Richard D. LaGree    64   Vice President, Field      Vice President, Electric
                            Operations (since         Distribution Operations,
                            April 1992)               Western Resources, Inc.

Richard D. Terrill   40   Secretary, Treasurer       Secretary and Attorney
                            and General Counsel
                            (since April 1992)

Executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the officers, nor any arrangements or understandings between any officer and other persons pursuant to which he/she was appointed as an officer.

ITEM 2.  PROPERTIES

    The Company owns or leases and operates an electric generation, transmission, and distribution system in Kansas.

    During the five years ended December 31, 1994, the Company's gross property additions totalled $358,486,000 and retirements were $130,238,000.


ELECTRIC FACILITIES
                                Unit       Year     Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (2)

Gordon Evans Energy Center:
     Steam Turbines               1        1961     Gas--Oil         150
                                  2        1967     Gas--Oil         367

Jeffrey Energy Center (20%):
     Steam Turbines               1        1978       Coal           140

                                  2        1980       Coal           143
                                  3        1983       Coal           140

La Cygne Station (50%):
     Steam Turbines               1        1973       Coal           343
                                  2        1977       Coal           335

Murray Gill Energy Center:
     Steam Turbines               1        1952     Gas--Oil          46
                                  2        1954     Gas--Oil          74
                                  3        1956     Gas--Oil         107
                                  4        1959     Gas--Oil         105

Neosho Energy Center:
     Steam Turbine                3        1954     Gas--Oil           0  (1)

Wichita Plant:
     Diesel Generator             5        1969      Diesel            3

Wolf Creek Generating Station (47%):
     Nuclear                      1        1985     Uranium          545
                                                                   -----
     Total                                                         2,498


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Information required by Item 4 is omitted pursuant to General Instruction J(2)(c) to Form 10-K.

                                           PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On March 31, 1992, Western Resources through its wholly-owned subsidiary KCA, acquired all of the outstanding common and preferred stock of KG&E. As a result, the Company's common stock was delisted from the New York Stock Exchange and the Pacific Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA

                                     1994        1993        1992        1991        1990(1)
                                                    (Dollars in Thousands)
Income Statement Data:

Operating revenues . . . . . . .  $  619,880  $  616,997  $  554,251  $  594,968  $  586,641
Operating expenses . . . . . . .     470,869     469,616     424,089     468,885     447,355
Operating income . . . . . . . .     149,011     147,381     130,162     126,083     139,286
Net income . . . . . . . . . . .     104,526     108,103      77,981      53,602      64,184


Balance Sheet Data:

Gross electric plant in service.  $3,390,406  $3,339,832  $3,293,365  $2,468,959  $2,435,090
Construction work in progress. .      32,874      28,436      29,634      13,612      14,760
Total assets . . . . . . . . . .   3,142,810   3,187,479   3,279,232   2,350,546   2,348,862
Long-term debt . . . . . . . . .     699,992     653,543     871,652     850,851     824,424


Interest coverage ratio (before
  income taxes, including
  AFUDC) . . . . . . . . . . . .        4.02        3.58        2.35        1.90        2.07

Ratio of Earnings to Fixed Charges      2.61        2.60        1.89        1.59        1.71

(1) See Note 1 of the Notes to Financial Statements for impact of rate refund orders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

    The results of operations for the years ended December 31, 1994 and 1993, and the nine months ended December 31, 1992, included herein, refer to the Company following the merger with Western Resources, Inc. (formerly The Kansas Power and Light Company) through its wholly-owned subsidiary, KCA Corporation, on March 31,
1992 (the Merger) (see Note 1).

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

    GENERAL: The Company had net income of $104.5 million for 1994 compared to net income of $108.1 million in 1993. The decrease in net income is primarily due to increases in income taxes as a result of the completion of the accelerated amortization of certain deferred income tax reserves and the receipt of death benefit proceeds from corporate-owned life insurance policies in the third quarter of 1993. As of December 31, 1993, the Company had fully amortized the deferred income tax reserves related to the allowance for funds used during construction capitalized for Wolf Creek Generating Station (Wolf Creek). The completion of the amortization of these deferred income tax reserves increased income tax expense and thereby reduced net income by approximately $12 million in 1994, and in the future will reduce net income by this same amount each year.

    LIQUIDITY AND CAPITAL RESOURCES: The Company's liquidity is a function of its ongoing construction program, designed to improve facilities which provide electric service and meet future customer service requirements.

    During 1994, construction expenditures for the Company's electric system were approximately $69 million and nuclear fuel expenditures were approximately $21 million. It is projected that adequate capacity margins will be maintained through the turn of the century. The construction program is focused on providing service to new customers and improving present electric facilities.

    Capital expenditures for 1995 through 1997 are anticipated to be as follows:

                                    Electric       Nuclear Fuel
                                     (Dollars in Thousands)
            1995. . . . . . . . . .  $53,961         $ 21,400
            1996. . . . . . . . . .   47,388            8,100
            1997. . . . . . . . . .   42,453           24,000

    These expenditures are estimates prepared for planning purposes and are subject to revisions from time to time.

    The Company's net cash flows to capital expenditures exceeded 100 percent for 1994 and during the last five years has also averaged in excess of 100 percent. The Company anticipates all of its cash requirements for capital expenditures through 1997 will be provided from net cash flows. The Company also has $16 million of bonds maturing through 1999 which will be provided from internal and external sources available under then existing financial conditions.

    During 1994, the Company continued to take advantage of favorable long-term interest rates by refinancing long-term debt issues. The embedded cost of long-term debt was 7.3% at December 31, 1994, a decrease from 7.7% at December 31, 1993.

    On January 20, 1994, the Company issued $100 million of First Mortgage Bonds, 6.20% Series due January 15, 2006. The net proceeds were used to reduce short-term debt.

    On February, 17, 1994, the Company refinanced the City of La Cygne, Kansas, 5 3/4% Pollution Control Revenue Refunding Bonds Series 1973, $13,980,000 principal amount, with 5.10% Pollution Control Revenue Refunding Bonds Series 1994, $13,982,500 principal amount, due 2023.

    On April 28, 1994, three series of Market-Adjusted Tax Exempt Securities totalling $46.4 million were sold on behalf of the Company at a rate of 2.95% for the initial auction period. The interest rates are being reset periodically via an auction process. As of December 31, 1994, the rate on these bonds was 4.10%. The net proceeds from the new issues, together with available cash, were used to refund three series of Pollution Control Bonds totalling $46.4 million bearing interest rates between 5 7/8% and 6.8%.

    On November 1, 1994, the Company terminated a long-term agreement which contained provisions for the sale of accounts receivable and unbilled revenues, and phase-in revenues (see Note 6).

    In 1986, the Company purchased corporate-owned life insurance policies
(COLI) on certain of its employees. The annual cash outflow for the premiums on these policies from 1992 through 1994 was approximately $27 million. See
Note 2 of the Notes to Financial Statements for additional information on the accumulated cash surrender value. The borrowings are expected to produce annual cash inflows, net of expenses, through the remaining life of the policies. Borrowings against the policies will be repaid from death proceeds.

    The Company's short-term financing requirements are satisfied, as needed, through short-term bank loans and borrowings under other unsecured lines of credit maintained with banks. At December 31, 1994, short-term borrowings amounted to $50 million compared to $155.8 million at December 31, 1993. The decrease is primarily the result of the issuance of the $100 million of bonds on January 20, 1994 (see Note 5).

    The KG&E common and preferred stock was redeemed in connection with the Merger, leaving 1,000 shares of common stock held by Western Resources. The debt structure of the Company and available sources of funds were not affected by the Merger.

    The Company's capital structure at December 31, 1994, was 64 percent common stock equity and 36 percent long-term debt. The capital structure at December 31, 1994, including short-term debt was 62 percent common stock equity and 38 percent debt. As of December 31, 1994, the Company's bonds were rated "A3" by Moody's Investors Service, "A-" by Standard & Poor's Ratings Group, and "A-" by Fitch Investors Service.


RESULTS OF OPERATIONS

    The following is an explanation of significant variations from prior year results in revenues, operating expenses, other income and deductions, and interest charges. Additional information relating to changes between years is provided in the Notes to Financial Statements.


    REVENUES

    The operating revenues of the Company are based on sales volumes and rates authorized by the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC). Rates charged for the sale and delivery of electricity are designed to recover the cost of service and allow investors a fair rate of return. Future electric sales will continue to be affected by weather conditions, competition from other generating sources, competing fuel sources, customer conservation efforts and the overall economy of the Company's service area.

    The KCC order approving the Merger provided a moratorium on increases, with certain exceptions, in the Company's electric rates until August 1995. The KCC ordered refunds totalling $32 million to the combined companies' (Western Resources and the Company) customers to share with customers the Merger-related cost savings achieved during the moratorium period. Refunds of approximately $4.9 (Company's portion) million were made in April 1992 and December 1993 and the remaining refund of approximately $8.7 million (Company's portion) was made in September 1994 (see Note 1).

    On March 26, 1992, in connection with the Merger, the KCC approved the elimination of the Energy Cost Adjustment Clause (ECA) for most retail customers of the Company effective April 1, 1992. The fuel costs are now included in base rates and were established at a level intended by the KCC to equal the projected average cost of fuel through August 1995. Any increase or decrease in fuel costs from the projected average will impact the Company's earnings.

    1994 Compared to 1993: Total operating revenues for 1994 of $619.9 million increased less than one percent from revenues of $617.0 million for 1993. The increase can be attributed to higher revenues in all retail customer classes. While residential sales remained virtually unchanged, commercial and industrial sales increased over two percent during 1994. Partially offsetting these increases was a 21 percent decrease in wholesale and interchange sales as a result of higher than normal sales in 1993 to other utilities while their generating units were down due to the flooding of 1993.

    1993 Compared to 1992: Total operating revenues increased $62.7 million or 11 percent in 1993 compared to 1992 pro forma revenues. The increase is due to the return of near normal temperatures during 1993 compared to unusually mild winter and summer temperatures in 1992. All customer classes experienced increased sales volumes during 1993. The number of cooling degree days recorded for the city of Wichita were 1,546 for 1993, a 23 percent increase from 1992. Contributing to the increase in wholesale sales were sales to neighboring utilities to meet peak demand periods while those utilities' units were down as a result of the summer flooding.

    Partially offsetting these increases in revenues was the amortization of the Merger-related refund.


    OPERATING EXPENSES

    1994 Compared to 1993: Total operating expenses for 1994 of $470.9 million increased slightly from total operating expenses of $469.6 million for 1993. Federal and state income taxes increased $13.5 million and maintenance expense increased three percent primarily as a result of the major boiler overhaul of the Company's coal fired La Cygne 1 generating station.

    The increase in income tax expense was due to the completion at December 31, 1993, of the accelerated amortization of deferred income tax reserves related to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The completion of the amortization of these deferred income tax reserves increased income tax expense and thereby reduced net income by approximately $12 million in 1994, and in the future will reduce net income by this same amount each year.

    Partially offsetting the increases in total operating expenses were lower fuel costs, due to decreased electric generation during 1994, and lower other operations expense.

    1993 Compared to 1992: Total operating expenses increased $45.5 million or 11 percent in 1993 compared to 1992. Fuel and purchased power expenses increased $21.4 million or 23 percent primarily due to increased generation resulting from increased customer demand for electricity during the summer peak season. Federal and state income taxes increased $28.6 million primarily as a result of higher net income. General taxes increased $4.8 million primarily due to an increase in plant, the property tax assessment ratio, and higher mill levies.

    Partially offsetting these increases in total operating expenses was a decrease in other operations expense of $10.1 million primarily as a result of merger-related savings for the entire year of 1993 and reduced net lease expense for La Cygne 2 resulting from refinancing of the secured facility bonds (see Note 7) compared to pro forma operating expenses of 1992.

    OTHER INCOME AND DEDUCTIONS: Other income and deductions, net of taxes, decreased significantly in 1994 compared to 1993 primarily as a result of increased interest expense on higher COLI borrowings. Interest on COLI borrowings increased $9.1 million in 1994 compared to 1993. Also contributing to the decrease was the receipt of death benefit proceeds from COLI policies in the third quarter of 1993.

    Other income and deductions, net of taxes, increased slightly in 1993 compared to 1992 due to the increased cash surrender values of COLI policies and the receipt of death benefit proceeds. Partially offsetting these increases was higher interest expense on COLI borrowings.

    INTEREST CHARGES: Interest charges decreased 12 percent in 1994 compared to 1993 primarily as a result of the refinancing of higher cost fixed-rate debt. Also accounting for the decrease was the impact of increased COLI borrowings which reduce the need for other long-term debt and thereby reduced interest expense. COLI interest is reflected in Other Income and Deductions on the Income Statement. The Company's embedded cost of long-term debt decreased to 7.3% at December 31, 1994 compared to 7.7% and 7.8% at December 31, 1993 and 1992, respectively.

    Interest charges decreased $12.4 million in 1993 compared to 1992 as the Company continued to take advantage of lower interest rates on variable-rate and fixed-rate debt by retiring and refinancing higher cost debt.

    MERGER IMPLEMENTATION: In accordance with the KCC Merger order, amortization of the acquisition adjustment will commence August 1995. The amortization will amount to approximately $20 million (pre-tax) per year for 40 years. Western Resources and the Company (combined companies) can recover the amortization of the acquisition adjustment through cost savings under a sharing mechanism approved by the KCC as described in Note 1 of the Notes to the Financial Statements. While the combined companies have achieved savings from the Merger, there is no assurance that the savings achieved will be sufficient to, or the cost savings sharing mechanism will operate as to, fully offset the amortization of the acquisition adjustment.


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

    ENVIRONMENTAL: The Company has taken a proactive position with respect to the potential environmental liability associated with former manufactured gas sites and has an agreement with the Kansas Department of Health and Environment (KDHE) to systematically evaluate these sites (see Note 3).

    Although the Company currently has no Phase I affected units under the Clean Air Act of 1990, the Company has applied for an early substitution permit to bring the co-owned La Cygne Station under the Phase I guidelines. The oxides of nitrogen (NOx) and air toxic limits, which were not set in law, will be specified in future Environmental Protection Agency (EPA) regulations. The EPA's proposed NOx regulations were ruled invalid by the U.S. Court of Appeals for the District of Columbia Circuit in November 1994, and until such time as the EPA resubmits new proposed regulations, the Company will be unable to determine its compliance options or related compliance costs (see Note 3).

    COMPETITION: As a regulated utility, the Company currently has limited direct competition for retail electric service in its certified service area. However, there is competition, based largely on price, from the generation, or potential generation, of electricity by large commercial and industrial customers, and independent power producers.

    The 1992 Energy Policy Act (Act) requires increased efficiency of energy usage and has effected the way electricity is marketed. The Act also provides for increased competition in the wholesale electric market by permitting the FERC to order third party access to utilities' transmission systems and by liberalizing the rules for ownership of generating facilities. As part of the Merger, the Company agreed to open access of its transmission system for wholesale transactions. During 1994, wholesale revenues represented less than seven percent of the Company's total revenues.

    Operating in this competitive environment could place pressure on utility profit margins and credit quality. Wholesale and industrial customers may threaten to pursue cogeneration, self-generation, retail wheeling, municipalization or relocation to other service territories in an attempt to obtain reduced energy costs. Increasing competition has resulted in credit rating agencies applying more stringent guidelines when making utility credit rating determinations.

    The Company is providing reduced electric rates for industrial expansion projects and economic development projects in an effort to maintain and increase electric load. In 1994, The Boeing Company announced it would develop its 777 jetliner in Wichita and Cessna Aircraft Company announced it would build a production plant in Independence, Kansas along with expanding its Wichita facilities, with an addition of 2,000 jobs.

    In order to retain its current electric load, the Company has and will continue to negotiate with some of its larger industrial customers, who are able to develop cogeneration facilities, for long term contracts although some negotiated rates may result in reduced margins for the Company. During 1996, the Company will lose a major industrial customer to cogeneration resulting in a reduction to pre-tax earnings of approximately $7 to $8 million. This customer's decision to develop its own cogeneration project was based partially on factors other than energy cost.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS                                                         PAGE

Report of Independent Public Accountants                                   21

Financial Statements:

    Balance Sheets, December 31, 1994 and 1993                             23
    Statements of Income for the year ended December 31, 1994              24
      and 1993 (Successor), the nine months ended December 31, 1992 (Successor), and the three months ended March 31, 1992
      (Predecessor)
    Statements of Cash Flows for the years ended December 31, 1994         25
      and 1993 (Successor), the period March 31 to December 31, 1992 (Successor), and the three months ended March 31, 1992
      (Predecessor)
    Statements of Taxes for the years ended December 31, 1994              26
      and 1993 (Successor), the nine months ended December 31, 1992 (Successor), and the three months ended March 31, 1992
      (Predecessor)
    Statements of Capitalization, December 31, 1994 and 1993               27
    Statements of Common Stock Equity for the years ended                  28
      December 31, 1994 and 1993 (Successor), the nine months ended
      December 31, 1992 (Successor), and the three months ended
      March 31, 1992 (Predecessor)
    Notes to Financial Statements                                          29


SCHEDULES OMITTED

    The following schedules are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements and schedules presented:

    I, II, III, IV, and V.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Kansas Gas and Electric Company:

We have audited the accompanying balance sheets and statements of capitalization of Kansas Gas and Electric Company (a wholly-owned subsidiary of Western Resources, Inc.) as of December 31, 1994 and 1993, and the related statements of income, cash flows, taxes, and common stock equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kansas Gas and Electric Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As explained in Note 8 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits.




                                                           ARTHUR ANDERSEN LLP

Kansas City, Missouri,
  January 25, 1995

INDEPENDENT AUDITORS' REPORT



Kansas Gas and Electric Company:

We have audited the 1992 financial statements of Kansas Gas and Electric Company (a wholly-owned subsidiary of Western Resources, Inc.) listed in the accompanying table of contents. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the periods indicated in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP


Kansas City, Missouri
January 29, 1993

                               KANSAS GAS AND ELECTRIC COMPANY
                                        BALANCE SHEETS
                                   (Dollars in Thousands)
                                                                        December 31,
                                                                   1994             1993
ASSETS

UTILITY PLANT:
  Electric plant in service (Notes 2 and 12). . . . . . . .     $3,390,406       $3,339,832
  Less - Accumulated depreciation . . . . . . . . . . . . .        833,953          790,843
                                                                ----------       ----------
                                                                 2,556,453        2,548,989
  Construction work in progress . . . . . . . . . . . . . .         32,874           28,436
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . . .         39,890           29,271
                                                                ----------       ----------
    Net utility plant . . . . . . . . . . . . . . . . . . .      2,629,217        2,606,696
                                                                ----------       ----------
OTHER PROPERTY AND INVESTMENTS:
  Decommissioning trust (Note 3). . . . . . . . . . . . . .         16,944           13,204
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         11,561           10,941
                                                                ----------       ----------
                                                                    28,505           24,145
                                                                ----------       ----------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2). . . . . . . . . . . .             47               63
  Accounts receivable and unbilled revenues (net)(Note 6) .         67,833           11,112
  Advances to parent company (Note 14). . . . . . . . . . .         64,393          192,792
  Fossil fuel, at average cost, . . . . . . . . . . . . . .         13,752            7,594
  Materials and supplies, at average cost . . . . . . . . .         30,921           29,933
  Prepayments and other current assets. . . . . . . . . . .         16,662           14,995
                                                                ----------       ----------
                                                                   193,608          256,489
                                                                ----------       ----------
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes (Note 9) . . . . . . . . . .        102,789          102,789
  Deferred coal contract settlement costs (Note 4). . . . .         17,944           21,247
  Phase-in revenues (Note 4). . . . . . . . . . . . . . . .         61,406           78,950
  Other deferred plant costs. . . . . . . . . . . . . . . .         31,784           32,008
  Corporate-owned life insurance (net) (Note 2) . . . . . .          9,350               45
  Unamortized debt expense. . . . . . . . . . . . . . . . .         27,777           27,365
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         40,430           37,745
                                                                ----------       ----------
                                                                   291,480          300,149
                                                                ----------       ----------
     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     $3,142,810       $3,187,479
                                                                ==========       ==========

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see Statements) . . . . . . . . . . . . . .     $1,925,196       $1,899,221
                                                                ----------       ----------
CURRENT LIABILITIES:
  Short-term debt (Note 5). . . . . . . . . . . . . . . . .         50,000          155,800
  Long-term debt due within one year (Note 6) . . . . . . .           -                 238
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         49,093           51,095
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .         15,737           12,185
  Accrued interest. . . . . . . . . . . . . . . . . . . . .          8,337            7,381
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         11,160            9,427
                                                                ----------       ----------
                                                                   134,327          236,126
                                                                ----------       ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes (Notes 1 and 9) . . . . . . . . . .        689,169          646,159
  Deferred investment tax credits (Note 9). . . . . . . . .         74,841           78,048
  Deferred gain from sale-leaseback (Note 7). . . . . . . .        252,341          261,981
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         66,936           65,944
                                                                ----------       ----------
                                                                 1,083,287        1,052,132
COMMITMENTS AND CONTINGENCIES (Notes 3 and 10)                  ----------       ----------
     TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .     $3,142,810       $3,187,479
                                                                ==========       ==========
The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                                      KANSAS GAS AND ELECTRIC COMPANY
                                           STATEMENTS OF INCOME
                                          (Dollars in Thousands)

                                                             Year Ended December 31,
                                                                                        1992
                                                                  Pro Forma    April 1   |  January 1
                                             1994        1993        1992    to Dec. 31  | to March 31
                                                                             (Successor) |(Predecessor)
                                                                                         |
OPERATING REVENUES (Notes 2 and 4). . . . $ 619,880   $ 616,997   $ 554,251   $ 423,538  |  $ 130,713
                                                                                         |
OPERATING EXPENSES:                                                                      |
  Fuel used for generation:                                                              |
    Fossil fuel . . . . . . . . . . . . .    90,383      93,388      73,785      53,701  |     20,084
    Nuclear fuel. . . . . . . . . . . . .    13,562      13,275      12,558      10,126  |      2,432
  Power purchased . . . . . . . . . . . .     7,144       9,864       8,746       3,207  |      5,539
  Other operations. . . . . . . . . . . .   115,060     118,948     129,083      91,436  |     37,647
  Maintenance . . . . . . . . . . . . . .    47,988      46,740      46,702      35,956  |     10,746
  Depreciation and amortization . . . . .    71,457      75,530      74,696      55,547  |     19,149
  Amortization of phase-in revenues . . .    17,544      17,545      17,544      13,158  |      4,386
  Taxes (see Statements):                                                                |
    Federal income. . . . . . . . . . . .    50,212      39,553      16,305      17,523  |     (1,218)
    State income  . . . . . . . . . . . .    12,427       9,570       4,264       4,732  |       (468)
    General . . . . . . . . . . . . . . .    45,092      45,203      40,406      30,155  |     10,251
                                          ---------   ---------   ---------   ---------  |  ---------
      Total operating expenses. . . . . .   470,869     469,616     424,089     315,541  |    108,548
                                          ---------   ---------   ---------   ---------  |  ---------
OPERATING INCOME. . . . . . . . . . . . .   149,011     147,381     130,162     107,997  |     22,165
                                          ---------   ---------   ---------   ---------  |  ---------
OTHER INCOME AND DEDUCTIONS:                                                             |
  Corporate-owned life insurance (net). .    (5,354)      7,841      10,724       9,308  |      1,416
  Miscellaneous (net) . . . . . . . . . .     5,079       9,271       7,873       9,417  |     (1,544)
  Income taxes (net) (see Statements) . .     7,290       2,227         191      (1,296) |      1,487
                                          ---------   ---------   ---------   ---------  |  ---------
      Total other income and deductions .     7,015      19,339      18,788      17,429  |      1,359
                                          ---------   ---------   ---------   ---------  |  ---------
INCOME BEFORE INTEREST CHARGES. . . . . .   156,026     166,720     148,950     125,426  |     23,524
                                          ---------   ---------   ---------   ---------  |  ---------
INTEREST CHARGES:                                                                        |
  Long-term debt. . . . . . . . . . . . .    47,827      53,908      57,862      42,889  |     14,973
  Other . . . . . . . . . . . . . . . . .     5,183       6,075      15,121      11,777  |      3,344
  Allowance for borrowed funds used                                                      |
    during construction (credit). . . . .    (1,510)     (1,366)     (2,014)     (1,181) |       (833)
                                          ---------   ---------   ---------   ---------  |  ---------
      Total interest charges. . . . . . .    51,500      58,617      70,969      53,485  |     17,484
                                          ---------   ---------   ---------   ---------  |  ---------
NET INCOME. . . . . . . . . . . . . . . .   104,526     108,103      77,981      71,941  |      6,040
                                                                                         |
PREFERRED DIVIDENDS . . . . . . . . . . .      -           -           -          -      |        205
                                          ---------   ---------   ---------   ---------  |  ---------
EARNINGS APPLICABLE TO COMMON STOCK . . . $ 104,526   $ 108,103   $  77,981   $  71,941  |  $   5,835
                                          =========   =========   =========   =========  |  =========
The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                                      KANSAS GAS AND ELECTRIC COMPANY
                                         STATEMENTS OF CASH FLOWS
                                          (Dollars in Thousands)
                                                                     Year Ended December 31,
                                                                                          1992
                                                                                March 31   |   January 1
                                                           1994        1993    to Dec. 31  |  to March 31
                                                                               (Successor) | (Predecessor)
                                                                                           |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                      |
  Net income. . . . . . . . . . . . . . . . . . . . . . $ 104,526   $ 108,103   $  71,941  |  $   6,040
  Depreciation and amortization . . . . . . . . . . . .    71,457      75,530      55,547  |     19,149
  Other amortization (including nuclear fuel) . . . . .    10,905      11,254       8,930  |      1,352
  Deferred taxes and investment tax credits (net) . . .    25,349      22,572       9,326  |     (2,851)
  Amortization of phase-in revenues . . . . . . . . . .    17,544      17,545      13,158  |      4,386
  Corporate-owned life insurance. . . . . . . . . . . .   (17,246)    (21,650)    (14,704) |     (3,295)
  Amortization of gain from sale-leaseback. . . . . . .    (9,640)     (9,640)     (7,231) |     (2,409)
  Changes in working capital items:                                                        |
    Accounts receivable and unbilled                                                       |
      revenues (net) (Note 2) . . . . . . . . . . . . .   (56,721)       (569)      1,079  |      1,272
    Fossil fuel . . . . . . . . . . . . . . . . . . . .    (6,158)      8,507       4,425  |     (1,858)
    Accounts payable. . . . . . . . . . . . . . . . . .    (2,002)     (9,813)     (7,216) |     (6,100)
    Interest and taxes accrued. . . . . . . . . . . . .     4,508      (9,053)    (14,345) |     10,598
    Other . . . . . . . . . . . . . . . . . . . . . . .      (922)     (2,191)     (8,456) |      1,689
  Changes in other assets and liabilities . . . . . . .   (11,181)    (16,530)    (41,402) |     (5,479)
                                                        ---------   ---------   ---------  |  ---------
      Net cash flows from operating activities. . . . .   130,419     174,065      71,052  |     22,494
                                                        ---------   ---------   ---------  |  ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:                                                   |
  Additions to utility plant. . . . . . . . . . . . . .    89,880      66,886      53,138  |     11,496
  Corporate-owned life insurance policies . . . . . . .    26,418      27,268      20,233  |      6,802
  Death proceeds of corporate-owned life insurance. . .      -        (10,160)     (6,789) |       -
  Other investments . . . . . . . . . . . . . . . . . .      -           -           -     |       (552)
  Merger:                                                                                  |
    Purchase of KG&E common stock-net of cash received.      -           -        432,043  |       -
    Purchase of KG&E preferred stock. . . . . . . . . .      -           -         19,665  |       -
                                                        ---------   ---------   ---------  |  ---------
      Net cash flows used in investing activities . . .   116,298      83,994     518,290  |     17,746
                                                        ---------   ---------   ---------  |  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                      |
  Short-term debt (net) . . . . . . . . . . . . . . . .  (105,800)     62,300      49,900  |      5,800
  Advances to parent company (net). . . . . . . . . . .   128,399    (118,503)    (74,289) |       -
  Bonds issued. . . . . . . . . . . . . . . . . . . . .   160,422      65,000     135,000  |       -
  Bonds retired . . . . . . . . . . . . . . . . . . . .   (46,440)   (140,000)   (125,000) |       -
  Other long-term debt (net). . . . . . . . . . . . . .   (67,893)      7,043      14,498  |     (3,810)
  Borrowings against life insurance policies (net). . .    42,175     183,260      (5,649) |      6,398
  Revolving credit agreement (net). . . . . . . . . . .      -       (150,000)       -     |       -
  Other (net) . . . . . . . . . . . . . . . . . . . . .      -           -           -     |        (17)
  Dividends to parent company . . . . . . . . . . . . .  (125,000)       -           -     |       -
  Dividends on preferred and common stock . . . . . . .      -           -           -     |    (13,535)
  Issuance of KCA common stock. . . . . . . . . . . . .      -           -        453,670  |       -
                                                        ---------   ---------   ---------  |  ---------
     Net cash flows from (used in) financing activities   (14,137)    (90,900)    448,130  |     (5,164)
                                                        ---------   ---------   ---------  |  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. .       (16)       (829)        892  |       (416)
                                                                                           |
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . .        63         892        -     |      2,378
                                                        ---------   ---------   ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . $      47   $      63   $     892  |  $   1,962
                                                        =========   =========   =========  |  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION                                          |
CASH PAID FOR:                                                                             |
   Interest on financing activities (net of amount                                         |
       capitalized) . . . . . . . . . . . . . . . . . . $  68,544   $  77,653   $  63,451  |  $  11,635
   Income taxes . . . . . . . . . . . . . . . . . . . .    28,509      29,354      14,225  |       -

The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                                      KANSAS GAS AND ELECTRIC COMPANY
                                            STATEMENTS OF TAXES
                                          (Dollars in Thousands)

                                                                    Year Ended December 31,
                                                                                        1992
                                                                               April 1   |   January 1
                                                          1994       1993    to Dec. 31  |  to March 31
                                                                             (Successor) | (Predecessor)
                                                                                         |
FEDERAL INCOME TAXES:                                                                    |
  Payable currently . . . . . . . . . . . . . . . . .  $  24,427  $  19,220   $  11,356  |   $    (322)
  Deferred (net). . . . . . . . . . . . . . . . . . .     23,002     16,691       8,633  |      (1,785)
  Investment tax credit-Deferral. . . . . . . . . . .       -         4,900         946  |        -
                       -Amortization. . . . . . . . .     (3,208)    (3,114)     (2,400) |        (777)
                                                       ---------  ---------   ---------  |   ---------
     Total Federal income taxes . . . . . . . . . . .     44,221     37,697      18,535  |      (2,884)
  Less:                                                                                  |
  Federal income taxes applicable                                                        |
     to non-operating items . . . . . . . . . . . . .     (5,991)    (1,856)      1,012  |      (1,666)
                                                       ---------  ---------   ---------  |   ---------
  Total Federal income taxes charged to operations. .     50,212     39,553      17,523  |      (1,218)
                                                       ---------  ---------   ---------  |   ---------
STATE INCOME TAXES:                                                                      |
  Payable currently . . . . . . . . . . . . . . . . .      5,574      5,104       2,869  |         -
  Deferred (net). . . . . . . . . . . . . . . . . . .      5,554      4,095       2,147  |        (289)
                                                       ---------  ---------   ---------  |   ---------
     Total State income taxes . . . . . . . . . . . .     11,128      9,199       5,016  |        (289)
  Less:                                                                                  |
  State income taxes applicable                                                          |
     to non-operating items . . . . . . . . . . . . .     (1,299)      (371)        284  |         179
                                                       ---------  ---------   ---------  |   ---------
  Total State income taxes charged to operations. . .     12,427      9,570       4,732  |        (468)
                                                       ---------  ---------   ---------  |   ---------
GENERAL TAXES:                                                                           |
  Property. . . . . . . . . . . . . . . . . . . . . .     40,104     38,432      26,380  |       8,622
  Payroll and other taxes . . . . . . . . . . . . . .      4,988      6,771       3,775  |       1,629
                                                       ---------  ---------   ---------  |   ---------
     Total general taxes charged to operations. . . .     45,092     45,203      30,155  |      10,251
                                                       ---------  ---------   ---------  |   ---------
TOTAL TAXES CHARGED TO OPERATIONS . . . . . . . . . .  $ 107,731  $  94,326   $  52,410  |   $   8,565
                                                       =========  =========   =========  |   =========

                                                                        Year Ended December 31,
                                                                                             Pro Forma
                                                                    1994          1993          1992

EFFECTIVE INCOME TAX RATE . . . . . . . . . . . . . .                 35%           30%           21%
Effect of:
  Additional depreciation . . . . . . . . . . . . . .                 (1)           (3)           (4)
  Accelerated amortization of deferred income
       tax credits. . . . . . . . . . . . . . . . . .                  -             8            11
  State income taxes, net of Federal benefit. . . . .                 (5)           (4)           (2)
  Amortization of investment tax credits. . . . . . .                  2             2             2
  Corporate-owned life insurance. . . . . . . . . . .                  4             5             6
  Other items (net) . . . . . . . . . . . . . . . . .                  -            (3)            -
                                                                    ----          ----          ----
STATUTORY FEDERAL INCOME TAX RATE . . . . . . . . . .                 35%           35%           34%
                                                                    ====          ====          ====


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                                      KANSAS GAS AND ELECTRIC COMPANY
                                       STATEMENTS OF CAPITALIZATION
                                          (Dollars in Thousands)

                                                                             December 31,
                                                                     1994                 1993
COMMON STOCK EQUITY (Note 1):
  (see Statements)
  Common stock, without par value, authorized and issued
    1,000 shares. . . . . . . . . . . . . . . . . . . . . . .  $1,065,634           $1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . . .     159,570              180,044
                                                               ----------           ----------
    Total common stock equity . . . . . . . . . . . . . . . .   1,225,204   64%      1,245,678   66%

LONG-TERM DEBT (Note 6):
  First Mortgage Bonds:
       Series                    Due         1994      1993
       5-5/8%                    1996      $ 16,000  $ 16,000
       7.6%                      2003       135,000   135,000
       6-1/2%                    2005        65,000    65,000
       6.20%                     2006       100,000      -
                                                                  316,000              216,000
  Pollution Control Bonds:
       6.80%                     2004          -       14,500
       5-7/8%                    2007          -       21,940
       6%                        2007          -       10,000
       5.10%                     2023        13,982      -
       Variable  (a)             2027        21,940      -
       7.0%                      2031       327,500   327,500
       Variable  (a)             2032        14,500      -
       Variable  (a)             2032        10,000      -
                                                                  387,922              373,940
                                                               ----------           ----------
       Total bonds. . . . . . . . . . . . . . . . . . . . . .     703,922              589,940

  Other Long-Term Debt:
    Pollution control obligations:
       5-3/4% series             2003          -       13,980
    Other long-term agreement    1995          -       53,913
                                            -------   -------
       Total other long-term debt . . . . . . . . . . . . . .        -                  67,893
  Less:
    Unamortized premium and discount (net). . . . . . . . . .       3,930                4,052
    Long-term debt due within one year. . . . . . . . . . . .        -                     238
                                                               ----------           ----------
       Total long-term debt . . . . . . . . . . . . . . . . .     699,992   36%        653,543   34%
                                                               ----------           ----------
TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . . .  $1,925,196  100%     $1,899,221  100%
                                                               ==========           ==========

      (a)    Market-Adjusted Tax Exempt Securities (MATES).  The interest rate is reset periodically via an auction process.  As of December 31, 1994, the rate on these bonds was 4.10%.


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                                      KANSAS GAS AND ELECTRIC COMPANY
                                     STATEMENTS OF COMMON STOCK EQUITY
                                   (Thousands of Dollars, Except Shares)
                                         Years Ended December 31,

                                                       Other
                                   Common Stock       Paid-in  Retained      Treasury Stock
                                Shares      Amount    Capital  Earnings    Shares      Amount      Total

BALANCE DECEMBER 31, 1991. .  40,997,745  $  637,003  $  284   $170,598  (9,996,426) $(199,255)  $ 608,630
  (Predecessor)

  Net income . . . . . . . .                                      6,040                              6,040
  Cash dividends:
    Common stock . . . . . .                                    (13,330)                           (13,330)
    Preferred stock. . . . .                                       (205)                              (205)
  Employee stock plans . . .                     (12)                          (966)                   (12)
  Merger of KG&E with KCA. . (40,997,745)   (636,991)   (284)  (163,103)  9,997,392    199,255    (601,123)
                             -----------  ----------  ------  ---------  ----------  ---------  ----------

BALANCE MARCH 31, 1992
  (Predecessor). . . . . . .      -0-         -0-       -0-       -0-        -0-         -0-        -0-
                             ===========  ==========  ======  =========  ==========  =========  ==========

  KCA common stock issued. .       1,000  $1,065,634  $  -    $    -          -      $    -     $1,065,634
  Net income . . . . . . . .                                     71,941                             71,941
                             -----------  ----------  ------  ---------  ----------  ---------  ----------
BALANCE DECEMBER 31, 1992. .       1,000   1,065,634     -       71,941       -           -      1,137,575
  (Successor)

  Net income . . . . . . . .                                    108,103                            108,103
                             -----------  ----------  ------  ---------  ----------  ---------  ----------
BALANCE DECEMBER 31, 1993. .       1,000   1,065,634     -      180,044       -           -      1,245,678
                             -----------  ----------  ------  ---------  ----------  ---------  ----------
  Net income . . . . . . . .                                    104,526                            104,526
  Dividend to parent company                                   (125,000)                          (125,000)
                             -----------  ----------  ------  ---------  ----------  ---------  ----------

BALANCE DECEMBER 31, 1994. .       1,000  $1,065,634  $  -    $ 159,570       -      $    -     $1,225,204
                             ===========  ==========  ======  =========  ==========  =========  ==========


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

    As Western Resources acquired 100% of the common and preferred stock of KG&E, the Company recorded an acquisition premium of $490 million on the balance sheet for the difference in purchase price and book value and increased common stock equity to reflect the new cost basis of Western Resources' investment in the Company. This acquisition premium and related income tax requirement of $311 million under Statement of Financial Accounting Standards No. 109 (SFAS 109) have been classified as plant acquisition adjustment in electric plant in service on the balance sheets. Under the provisions of the order of the Kansas Corporation Commission (KCC), the acquisition premium is recorded as an acquisition adjustment and not allocated to the other assets and liabilities of the Company.

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

    In the November 1991 KCC order approving the Merger, a mechanism was approved to share equally between the shareholders and ratepayers the cost savings generated by the Merger in excess of the revenue requirement needed to allow recovery of the amortization of a portion of the acquisition adjustment, including income tax, calculated on the basis of a purchase price of KG&E's common stock at $29.50 per share. The order provides an amortization period for the acquisition adjustment of 40 years commencing in August 1995, at which time the full amount of cost savings is expected to have been implemented. Merger savings will be measured by application of an inflation index to certain pre-merger operating and maintenance costs at the time of the next Kansas rate case. While Western Resources and the Company (combined companies) have achieved savings from the Merger, there is no assurance that the savings achieved will be sufficient to, or the cost savings sharing mechanism will operate as to fully offset the amortization of the acquisition adjustment. The order further provides a moratorium on increases, with certain exceptions, in the Company's Kansas electric rates until August 1995. The KCC ordered refunds totalling $32 million to the combined companies' customers to share with customers the Merger-related cost savings achieved during the moratorium period. Refunds of approximately $4.9 (Company's share) million for the Company were made in April 1992 and December 1993 and the remaining refund of approximately $8.7 (Company's share )million was made in September 1994.

    The KCC order approving the Merger required the legal reorganization of the Company so that it was no longer held as a separate subsidiary after January 1, 1995, unless good cause was shown why such separate existence should be maintained. The Securities and Exchange Commission order relating to the Merger granted Western Resources an exemption under the Public Utility Holding Company Act (PUHCA) until January 1, 1995. Western Resources has been granted regulatory approval from the KCC which eliminates the requirement for a combination. As a result of the sales of Western Resources' Missouri Properties, Western Resources is now exempt from regulation as a holding company under Section 3(a)(1) of the PUHCA.


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

    Utility Plant: Utility plant (including plant acquisition adjustment) is stated at cost. For constructed plant, cost includes contracted services, direct labor and materials, indirect charges for engineering, supervision, general and administrative costs, and an allowance for funds used during construction (AFUDC). The AFUDC rate was 4.07% for 1994, 4.41% for 1993, 6.51% for the nine months ended December 31, 1992, and 6.70% for the three months ended March 31, 1992. The cost of additions to utility plant and replacement units of property is capitalized. Maintenance costs and replacement of minor items of property are charged to expense as incurred. When units of depreciable property are retired, they are removed from the plant accounts and the original cost plus removal charges less salvage are charged to accumulated depreciation.

    Depreciation: Depreciation is provided on the straight-line method based on estimated useful lives of property. Composite provisions for book depreciation approximated 2.7% during 1994, 2.9% during 1993, 2.9% during the nine months ended December 31, 1992, and 3.0% during the three months ended March 31, 1992 of the average original cost of depreciable property.

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

    Investment tax credits previously deferred are being amortized to income over the life of the property which gave rise to the credits.

    Revenues: Operating revenues include amounts actually billed for services rendered and an accrual of estimated unbilled revenues. Unbilled revenues represent the estimated amount customers will be billed for service provided from the time meters were last read to the end of the accounting period. Unbilled revenues of $21.4 and $22.3 million at December 31, 1994 and 1993, respectively, are recorded as a component of accounts receivable on the balance sheets. At December 31, 1993, certain amounts of unbilled revenues were sold (see Note 6).

    The Company had reserves for doubtful accounts receivable of $1.9 and $3.0 million at December 31, 1994 and 1993, respectively.

    Fuel Costs: The cost of nuclear fuel in process of refinement, conversion, enrichment, and fabrication is recorded as an asset at original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. The accumulated amortization of nuclear fuel in the reactor at December 31, 1994 and 1993, was $13.6 and $17.4 million, respectively.

    Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI), primarily with one highly rated major insurance company, are recorded on the balance sheets:

                                                 1994         1993
                                               (Dollars in Millions)
       Cash surrender value of contracts. . .   $320.6       $269.0
       Borrowings against contracts . . . . .    311.2       (269.0)
                                                ------       ------
           COLI (net) . . . . . . . . . . . .   $  9.4       $  0.0
                                                ======       ======
    The COLI borrowings will be repaid upon receipt of proceeds from death benefits under contracts. The Company recognizes increases in the cash surrender value of contracts, resulting from premiums and investment earnings on a tax free basis, and the tax deductible interest on the COLI borrowings in Corporate-owned Life Insurance (net) on the Statements of Income. Interest expense included in corporate-owned life insurance (net) on the statements of income was $21.0 million for 1994, $11.9 million for 1993, $5.3 million for the nine months ended December 31, 1992, and $1.9 million for the three months ended March 31, 1992.

    Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


3.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The Company was previously associated with six former manufactured gas sites which contain coal tar and other potentially harmful materials. The Company and the Kansas Department of Health and Environment (KDHE) conducted preliminary assessments of these sites at minimal cost. The results of the preliminary investigations determined the Company does not have a connection to two of the sites.

    The Company and KDHE entered into a consent agreement governing all future work at the four remaining sites. The terms of the consent agreement will allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis.
The prioritized sites will be investigated over a 10 year period. The agreement will allow the Company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. The Company is aware of other utilities in Region VII of the EPA (Kansas, Missouri, Nebraska, and Iowa) which have incurred remediation costs for such sites ranging between $500,000 and $10 million, depending on the site and that the KCC has permitted another Kansas utility to recover its remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation and number of years over which the remediation must be completed.

    Spent Nuclear Fuel Disposal: Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy (DOE) is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Under a contract with the DOE for disposal of spent nuclear fuel, the Company pays a quarterly fee to DOE of one mill per kilowatthour on net nuclear generation. These fees are included as part of nuclear fuel expense and amounted to $3.8 million for 1994, $3.5 million for 1993, $1.6 million for the nine months ended December 31, 1992, and $.5 million for the three months ended March 31, 1992.

    The Company along with the other co-owners of Wolf Creek are among 14 companies that filed a lawsuit on June 20, 1994, seeking an interpretation of the DOE's obligation to begin accepting spent nuclear fuel for disposal in 1998. The Federal Nuclear Waste Policy Act requires DOE ultimately to accept and dispose of nuclear utilities' spent fuel. The DOE has filed a motion to have this case dismissed. The issue to be decided in this case is whether DOE must begin accepting spent fuel in 1998 or at a future date. Wolf Creek contains an on-site spent fuel storage facility which, under current regulatory guidelines, provides space for the storage of spent fuel through the year 2006 while still maintaining full core off-load capability. The Company believes adequate additional storage space can be obtained as necessary.

    Decommissioning: On June 9, 1994, the KCC issued an order approving the decommissioning costs of the 1993 Wolf Creek Decommissioning Cost Study which estimates the Company's share of Wolf Creek decommissioning costs, under the immediate dismantlement method, to be approximately $595 million primarily during the period from 2025 through 2033, or approximately $174 million in 1993 dollars. These costs were calculated using an assumed inflation rate of 3.45% over the remaining service life, in 1993, of 32 years.

    Decommissioning costs are being charged to operating expenses in accordance with the KCC order. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts so expensed ($3.5 million in 1994 increasing annually to $5.5 million in 2024) and earnings on trust fund assets are deposited in an external trust fund. The assumed return on trust assets is 5.9%.

    The Company's investment in the decommissioning fund, including reinvested earnings was $16.9 million and $13.2 million at December 31, 1994 and December 31, 1993, respectively. These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Balance Sheets.

    The Company carries $118 million in premature decommissioning insurance. The insurance coverage has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission (NRC), and to pay for on-site property damages. If the amount designated as decommissioning insurance is needed to implement the NRC-approved plan for stabilization and decontamination, it would not be available for decommissioning purposes.

    Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $8.9 billion for a single nuclear incident. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident per year.

    The Owners carry decontamination liability, premature decommissioning liability, and property damage insurance for Wolf Creek totalling approximately $2.8 billion ($1.3 billion, Company's share). This insurance is provided by a combination of "nuclear insurance pools" ($500 million) and Nuclear Electric Insurance Limited (NEIL) ($2.3 billion). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The Company's share of any remaining proceeds can be used for property damage up to $1.2 billion (Company's share) and premature decommissioning costs up to $118 million (Company's share) in excess of funds previously collected for decommissioning (as discussed under "Decommissioning").

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

    Although the Company maintains various insurance policies to provide coverage for potential losses or liabilities resulting from an accident or extended outage, the Company's insurance coverage may not be adequate to cover the costs that could result from a major accident or extended outage at Wolf Creek. Any substantial losses not covered by insurance, to the extent not recoverable through rates, would have a material adverse effect on the Company's financial position and results of operations.

    Clean Air Act: The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and oxides of nitrogen (NOx) emissions effective in 1995 and 2000 and a probable reduction in toxic emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company installed continuous monitoring and reporting equipment at a total cost of approximately $2.3 million. The Company does not expect additional equipment to reduce sulfur emissions to be necessary under Phase II. Although the Company currently has no Phase I affected units, the owners have applied for an early substitution permit to bring the co-owned La Cygne Station under the Phase I regulations.

    The NOx and air toxic limits, which were not set in the law, will be specified in future EPA regulations. The EPA's proposed NOx regulations were ruled invalid by the U.S. Court of Appeals for the District of Columbia Circuit in November 1994, and until such time as the EPA resubmits new proposed regulations, the Company will be unable to determine its compliance options or related compliance costs.

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

    Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the Company has entered into various commitments to obtain nuclear fuel, coal, and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At
December 31, 1994, WCNOC's nuclear fuel commitments (Company's share) were approximately $12.6 million for uranium concentrates expiring at various times through 1997, $122.9 million for enrichment expiring at various times through 2014, and $56.5 million for fabrication through 2012. At December 31, 1994, the Company's coal and natural gas contract commitments in 1994 dollars under the remaining term of the contracts are $721 million and $9 million, respectively. The largest coal contract was renegotiated in early 1993 and expires in 2020 with the remaining coal contracts expiring at various times through 2013. The majority of natural gas contracts expire in 1995 with automatic one-year extension provisions. In the normal course of business, additional commitments and spot market purchases will be made to obtain adequate fuel supplies.

    Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment decontamination and decommissioning fund. The Company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.


4.  RATE MATTERS AND REGULATION

    Elimination of the Energy Cost Adjustment Clause (ECA): On March 26, 1992, in connection with the Merger, the KCC approved the elimination of the ECA for most retail customers effective April 1, 1992. The provisions for fuel costs included in base rates were established at a level intended by the KCC to equal the projected average cost of fuel through August 1995, and to include recovery of costs provided by previously issued orders relating to coal contract settlements and storm damage recovery discussed below. Any increase or decrease in fuel costs from the projected average will impact the Company's earnings.

    Rate Stabilization Plan: In 1988, the KCC issued an order requiring that the accrual of phase-in revenues be discontinued effective December 31, 1988. Effective January 1, 1989, the Company began amortizing the phase-in revenue asset on a straight-line basis over 9-1/2 years. At December 31, 1994 approximately $61 million of deferred phase-in revenues remained on the Balance Sheet.

    Coal Contract Settlements: In March 1990, the KCC issued an order allowing the Company to defer its share of a 1989 coal contract settlement with the Pittsburg and Midway Coal Mining Company amounting to $22.5 million. This amount was recorded as a deferred charge on the balance sheets. The settlement resulted in the termination of a long-term coal contract. The KCC permitted the Company to recover this settlement as follows: 76% of the settlement plus a return over the remaining term of the terminated contract (through 2002) and 24% to be amortized to expense with a deferred return equivalent to the carrying cost of the asset. Approximately $18 million of this deferral remains on the balance sheet at December 31, 1994.

    In February 1991, the Company paid $8.5 million to settle a coal contract lawsuit with AMAX Coal Company and recorded the payment as a deferred charge on the Company's Balance Sheet. In July 1991, the KCC approved the recovery of the settlement plus a return equivalent to the carrying cost of the asset, over the remaining term of the terminated contract (through 1996).

5.  SHORT-TERM BORROWINGS

    The Company's short-term financing requirements are satisfied through short-term bank loans and uncommitted loan participation agreements. Maximum short-term borrowings outstanding during 1994 and 1993 were $172.3 million on January 4, 1994 and $175.8 million on December 14, 1993. The weighted average interest rates, including fees, were 4.5% for 1994, 3.5% for 1993, 6.4% for the nine months ended December 31, 1992, and 7.1% for the three months ended March 31, 1992.


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

    On November 1, 1994, the Company terminated a long-term agreement which contained provisions for the sale of accounts receivable and unbilled revenues (receivables) and phase-in revenues up to a total of $180 million. Amounts related to receivables were accounted for as sales while those related to phase-in revenues were accounted for as collateralized borrowings. At December 31, 1993, outstanding receivables amounting to $56.8 million, were considered sold under the agreement. The weighted average interest rate, including fees, on this agreement was 4.6% for 1994, 3.7% for 1993, 6.6% for the nine months ended December 31, 1992, and 7.9% for the three months ended March 31, 1992.


7.  SALE-LEASEBACK OF LA CYGNE 2

    In 1987, the Company sold and leased back its 50 percent undivided interest in the La Cygne 2 generating unit. The lease has an initial term of 29 years, with various options to renew the lease or repurchase the 50 percent undivided interest. The Company remains responsible for its share of operation and maintenance costs and other related operating costs of La Cygne
2.  The lease is an operating lease for financial reporting purposes.

    As permitted under the lease agreement, the Company in 1992 requested the Trustee Lessor to refinance $341.1 million of secured facility bonds of the Trustee and owner of La Cygne 2. The transaction was requested to reduce recurring future net lease expense. In connection with the refinancing on September 29, 1992, a one-time payment of approximately $27 million was made by the Company which has been deferred and is being amortized over the remaining life of the lease and included in operating expense as part of the future lease expense. At December 31, 1994, approximately $24.8 million of this deferral remained on the Balance Sheet.

    Future minimum annual lease payments required under the lease agreement are approximately $34.6 million for each year through 1999 and $680 million over the remainder of the lease.

    The gain of approximately $322 million realized at the date of the sale has been deferred for financial reporting purposes, and is being amortized over the initial lease term in proportion to the related lease expense. The Company's lease expense, net of amortization of the deferred gain and a one-time payment, was approximately $22.5 million for 1994 and 1993, $20.6 million for the nine months ended December 31, 1992, and $7.5 million for the three months ended March 31, 1992.


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

    The following table provides information on the components of pension cost for the Company's pension plans (dollars in millions):

                                                               1992
                                                       April 1  |  Jan.1 to
                                      1994     1993   to Dec.31 |  March 31
                                                     (Successor)|(Predecessor)
Pension Cost:                                                   |
   Service cost . . . . . . . . . .  $  3.7   $  3.2    $  2.5  |   $   .8
   Interest cost on projected                                   |
     benefit obligation . . . . . .     9.7      9.5       6.7  |      2.1
   (Gain) loss on plan assets . . .     2.1    (14.1)     (5.8) |     (9.0)
   Net amortization & deferral. . .   (11.4)     4.9      (1.0) |      6.7
                                     ------   ------    ------  |   ------
     Net pension cost . . . . . . .  $  4.1   $  3.5    $  2.4  |   $   .6
                                     ======   ======    ======      ======

    The following table sets forth the plans' actuarial present value and funded status at November 30, 1994 and 1993 (the plan years) and a reconciliation of such status to the December 31, 1994, 1993, and 1992 financial statements (dollars in millions):

                                             1994         1993         1992
Reconciliation of Funded Status:
  Actuarial present value of
    benefit obligations:
      Vested. . . . . . . . . . . . . . .   $ 94.0       $ 95.2       $ 82.9
      Non-vested. . . . . . . . . . . . .      6.3          6.1          3.6
                                            ------       ------       ------
        Total . . . . . . . . . . . . . .   $100.3       $101.3       $ 86.5
                                            ======       ======       ======

Plan assets at November 30 (principally
  debt and equity securities)
  at fair value . . . . . . . . . . . . .   $115.4       $119.9       $113.7
Projected benefit obligation
  at November 30  . . . . . . . . . . . .   (125.4)      (125.5)      (110.8)
                                            ------       ------       ------
Funded status at November 30. . . . . . .    (10.0)        (5.6)         2.9
Unrecognized transition asset . . . . . .     (1.5)        (1.7)        (2.0)
Unrecognized prior service costs. . . . .      9.6         12.4         12.1
Unrecognized net gain . . . . . . . . . .    (11.1)       (20.6)       (26.1)
                                            ------       ------       -------
Accrued pension costs at December 31. . .   $(13.0)      $(15.5)      $(13.1)
                                            ======       ======       =======

Year Ended December 31,                      1994         1993         1992

Actuarial Assumptions:
      Discount rate . . . . . . . . . .    8.0-8.5 %    7.0-7.75%    8.0-8.5 %
      Annual salary increase rate . . .        5.0 %        5.0 %        6.0 %
      Long-term rate of return. . . . .    8.0-8.5 %    8.0-8.5 %    8.0-8.5 %

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

    Postretirement: Western Resources adopted the provisions of Statement of Financial Accounting Standards No. 106 (SFAS 106) in the first quarter of 1993. This statement requires the accrual of postretirement benefits other than pensions, primarily medical benefits costs, during the years an employee provides service.

    Based on actuarial projections and adoption of the transition method of implementation which allows a 20-year amortization of the accumulated benefit obligation, the annual expense to be allocated to the Company under SFAS 106 was approximately $3.8 million in 1994 and $3.4 million in 1993. The Company's total obligation to be allocated from Western Resources was approximately $25.3 million and $23.9 million at December 31, 1994 and 1993, respectively. To mitigate the impact of SFAS 106 expense, Western Resources implemented programs to reduce health care costs. In addition, the KCC issued an order permitting the initial deferral of SFAS 106 expense. To mitigate the impact SFAS 106 expense will have on rate increases, Western Resources will include in the future computation of SFAS 106 expense allocated to the Company for computation of cost of service and expense recognition, the actual SFAS 106 expense and an income stream generated from corporate-owned life insurance policies (COLI) purchased in 1993 and 1992. To the extent SFAS 106 expense exceeds income from the COLI program, this excess will be deferred (as allowed by FASB Emerging Issues Task Force Issue No. 92-12) and offset by income generated through the deferral period by the COLI program. Should the income stream generated by the COLI program not be sufficient to offset the deferred SFAS 106 expense, the KCC order allows recovery of such deficit through the ratemaking process by the Company.

    Prior to the adoption of SFAS 106 the Company's policy was to recognize expenses as claims were paid. The costs of benefits were $0.8 million for the nine months ended December 31, 1992 and $0.2 million for the three months ended March 31, 1992.

    The following table summarizes the status of the Company's postretirement plans for financial statement purposes and the related amount included in the balance sheet:

    December 31,                                         1994         1993
                                                       (Dollars in Millions)
    Reconciliation of Funded Status:
    Actuarial present value of postretirement
      benefit obligations:
        Retirees. . . . . . . . . . . . . . . . . . .   $ 12.9       $ 12.4
        Active employees fully eligible . . . . . . .      3.0          2.5
        Active employees not fully eligible . . . . .      9.4          9.0
        Unrecognized prior service cost . . . . . . .     (3.2)         (.1)
        Unrecognized transition obligation. . . . . .    (19.3)       (20.4)
        Unrecognized net gain (loss). . . . . . . . .       .9         (1.7)
                                                        ------       ------
    Balance sheet liability . . . . . . . . . . . . .   $  3.7       $  1.7
                                                        ======       ======

    Year Ended December 31,                              1994         1993
    Assumptions:
      Discount rate. . . . . . . . . . . . . . . . .   8.0-8.5  %      7.75%
      Annual compensation increase rate. . . . . . .       5.0  %      5.0 %
      Expected rate of return. . . . . . . . . . . .       8.5  %      8.5 %

    For measurement purposes, an annual health care cost growth rate of 12% was assumed for 1994, decreasing 1% per year to 5% by 2001 and thereafter. The health care cost trend rate has a significant effect on the projected benefit obligation. Increasing the trend rate by 1% each year would increase the present value of the accumulated projected benefit obligation by $.3 million and the aggregate of the service and interest cost components by $26,000.

    Savings Plans: Effective January 1, 1995, the Company's 401(k) savings plans were merged with Western Resources savings plans. Prior to the merger of the savings plans, funds of the plans were deposited with a trustee and invested at each employee's option in one or more investment funds, including a Western Resources common stock fund. The Company's contributions were $1.8 million for 1994, $2.0 million for 1993, $1.7 million for the nine months ended December 31, 1992, and $0.2 million for the three months ended March 31, 1992.

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

    At December 31, 1994, the Company has alternative minimum tax credits generated prior to April 1, 1992, which carryforward without expiration, of $41.2 million which may be used to offset future regular tax to the extent the regular tax exceeds the alternative minimum tax. These credits have been applied in determining the Company's net deferred income tax liability and corresponding deferred future income taxes at December 31, 1994.

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

    Deferred income taxes result from temporary differences between the financial statement and tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects are as follows:

December 31,                                           1994
                                         Debits       Credits        Total
                                              (Dollars in Thousands)
Sources of Deferred Income Taxes:
  Accelerated depreciation and
    other property items . . . . . .  $      -      $  (381,800)  $  (381,800)
  Energy and purchased gas
    adjustment clauses . . . . . . .        2,245          -            2,245
  Phase-in revenues. . . . . . . . .         -          (27,677)      (27,677)
  Deferred gain on sale-leaseback. .      110,556          -          110,556
  Alternative minimum tax credits. .       41,163          -           41,163
  Deferred coal contract
    settlements. . . . . . . . . . .         -           (6,703)       (6,703)
  Deferred compensation/pension
    liability. . . . . . . . . . . .        9,676          -            9,676
  Acquisition premium. . . . . . . .         -         (317,610)     (317,610)
  Deferred future income taxes . . .         -         (102,789)     (102,789)
  Loss on reacquisition of debt. . .         -           (4,103)       (4,103)
  Prepaid power sale . . . . . . . .        1,577                       1,577
  Other. . . . . . . . . . . . . . .         -          (13,704)      (13,704)
                                      -----------   -----------   -----------
Total Deferred Income Taxes. . . . .  $   165,217   $  (854,386)  $  (689,169)
                                      ===========   ===========   ===========

December 31,                                           1993
                                         Debits       Credits        Total
                                              (Dollars in Thousands)
Sources of Deferred Income Taxes:
  Accelerated depreciation and
    other property items . . . . . .  $      -      $  (356,494)  $  (356,494)
  Energy and purchased gas
    adjustment clauses . . . . . . .        3,257          -            3,257
  Phase-in revenues. . . . . . . . .         -          (35,573)      (35,573)
  Deferred gain on sale-leaseback. .      116,186          -          116,186
  Alternative minimum tax credits. .       39,882          -           39,882
  Deferred coal contract
    settlements. . . . . . . . . . .         -           (7,797)       (7,797)
  Deferred compensation/pension
    liability. . . . . . . . . . . .       10,856          -           10,856
  Acquisition premium. . . . . . . .         -         (300,814)     (300,814)
  Deferred future income taxes . . .         -         (102,789)     (102,789)
  Loss on reacquisition of debt. . .         -           (4,508)       (4,508)
  Other. . . . . . . . . . . . . . .         -           (8,365)       (8,365)
                                      -----------   -----------   -----------
Total Deferred Income Taxes. . . . .  $   170,181   $  (816,340)  $  (646,159)
                                      ===========   ===========   ===========

10.  LEGAL PROCEEDINGS

    The Company is involved in various legal and environmental proceedings. Management believes that adequate provision has been made within the financial statements for these matters and accordingly believes their ultimate dispositions will not have a material adverse effect upon the financial position or results of operations of the Company.


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value as set forth in Statement of Financial Accounting Standards No. 107:

    Cash and Cash Equivalents-
       The carrying amount approximates the fair value because of the short-term maturity of these investments.
    Decommissioning Trust-
       The fair value of the decommissioning trust is based on quoted market prices at December 31, 1994 and 1993.
    Variable-rate Debt-
       The carrying amount approximates the fair value because of the short-term variable rates of these debt instruments.
    Fixed-rate Debt-
       The fair value of the fixed-rate debt is based on the sum of the estimated value of each issue taking into consideration the coupon rate, maturity, and redemption provisions of each issue.

The estimated fair values of the Company's financial instruments are as follows:

                                   Carrying Value              Fair Value
    December 31,                   1994       1993          1994       1993
                                            (Dollars in Thousands)
    Cash and cash
      equivalents. . . . . . .  $      47  $      63     $      47  $      63
    Decommissioning trust. . .     16,944     13,204        16,633     13,929
    Variable-rate debt . . . .    407,645    478,743       407,645    478,743
    Fixed-rate debt. . . . . .    657,482    603,920       623,331    660,750

12.  JOINT OWNERSHIP OF UTILITY PLANTS


                             Company's Ownership at December 31, 1994
                      In-Service      Invest-     Accumulated      Net    Per-
                         Dates         ment      Depreciation     (MW)    cent
                                      (Dollars in Thousands)
La Cygne 1 (a)         Jun 1973     $  152,816   $     98,124       343     50
Jeffrey  1 (b)         Jul 1978         65,467         30,333       140     20
Jeffrey  2 (b)         May 1980         66,475         26,921       143     20
Jeffrey  3 (b)         May 1983         95,421         33,491       140     20
Wolf Creek (c)         Sep 1985      1,376,335        317,311       545     47

(a)  Jointly owned with Kansas City Power & Light Company (KCPL)
(b)  Jointly owned with Western Resources and UtiliCorp United Inc.
(c)  Jointly owned with KCPL and Kansas Electric Power Cooperative, Inc.


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

                                                   1994
                              4th Qtr.     3rd Qtr.     2nd Qtr.     1st Qtr.
Operating revenues. . . . .   $139,087     $189,202     $154,987     $136,604
Operating income. . . . . .     33,607       56,978       33,548       24,878
Net income. . . . . . . . .     22,212       45,481       23,623       13,210

                                                   1993
                              4th Qtr.     3rd Qtr.     2nd Qtr.     1st Qtr.

Operating revenues. . . . .   $136,097     $191,941     $150,478     $138,481
Operating income. . . . . .     26,188       52,874       35,545       32,774
Net income. . . . . . . . .     13,692       46,406       24,274       23,731


14.  RELATED PARTY TRANSACTIONS

    Subsequent to the Merger, the cash management function, including cash receipts and disbursements, for KG&E has been assumed by Western Resources.
As a result, the proceeds of cash collections, including short-term borrowings, less disbursements related to KG&E transactions have been recorded by the Companies through an intercompany account which, at December 31, 1994, resulted in a net advance by KG&E to Western Resources of $64.4 million. Certain of the Company's operating expenses have been allocated from Western Resources. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate allocators. Management believes such allocation procedures are reasonable. During 1994, the Company declared a dividend to Western Resources of $125 million.

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
                                                                    A Director
                      Business Experience Since 1988 and Other    Continuously
    Name        Age   Directorships Other Than The Company            Since

Kent R. Brown    49   Chairman of the Board (since June 1992),        1992
                        President and Chief Executive Officer
                        (since March 1992), and prior to that
                        Group Vice President
                        Directorships
                        Bank IV Wichita

Robert T. Crain  69   Owner, Crain Realty, Co., Fort Scott,           1992(b)
(a)                     Kansas
                        Directorships
                        Citizens National Bank
                        Ft. Scott Industries, Inc.

Anderson E.      61   President, Jackson Mortuary, Wichita,           1994
Jackson                 Kansas

Donald A.        61   President, Maupintour, Inc., Lawrence,          1992(b)
Johnston                Kansas (Escorted Tours and Travel)
(a)                     Directorships
                        Commerce Bank, Lawrence
                        Maupintour, Inc.

Steven L.        49   Executive Vice President and Chief              1992
Kitchen                 Financial Officer, Western Resources,
                        Inc.

Glenn L.         69   Retired Vice President - Nuclear of the         1992(b)
Koester                 Company

James J. Noone   74   Attorney and retired Administrative Judge       1992(b)
(a)                     for the District Court of Sedgwick
                        County, Kansas

Marilyn B.       45   President (since October 1993) and prior        1994
Pauly                   to that Executive Vice President,
                        Bank IV Wichita, Wichita, Kansas
                        Directorships
                        Farmers Mutual Alliance Insurance Company

                                                                    A Director
                      Business Experience Since 1988 and Other    Continuously
    Name        Age   Directorships Other Than The Company            Since

Newton C. Smith  73   Physician and Surgeon, Arkansas City,           1992(b)
                        Kansas

Richard D. Smith 61   President, Range Oil Company                    1993
                        Directorships
                        Bank IV Kansas

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

    Outside Directors are paid $3,750 per quarter retainer and are paid an attendance fee of $600 for Directors' meetings ($300 if attending by phone). A committee attendance fee of $800 is paid to the outside Director Audit Committee Chairman, and $500 to other outside Committee members. All outside Directors are reimbursed mileage and expenses while attending Directors' and Committee Meetings.

    During 1994, the Board of Directors met seven times and the Audit Committee met two times. Each director attended at least 75% of the total number of Board and Committee meetings held while he/she served as a director or a member of the committee, except Mr. Richard D. Smith who attended 71% of such meetings.

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

FINANCIAL STATEMENTS

Balance Sheets, December 31, 1994 and 1993
Statements of Income for the year ended December 31, 1994 and 1993
  (Successor), the nine months ended December 31, 1992 (Successor), and the three months ended March 31, 1992 (Predecessor)
Statements of Cash Flows for the year ended December 31, 1994 and 1993
  (Successor), the period March 31 to December 31, 1992 (Successor), and the three months ended March 31, 1992 (Predecessor)
Statements of Taxes for the year ended December 31, 1994 and 1993
  (Successor), the nine months ended December 31, 1992 (Successor), and the three months ended March 31, 1992 (Predecessor)
Statements of Capitalization, December 31, 1994 and 1993
Statements of Common Stock Equity for the year ended December 31, 1994 and 1993 (Successor), the nine months ended December 31, 1992 (Successor), and the three months ended March 31, 1992 (Predecessor)
Notes to Financial Statements


REPORTS ON FORM 8-K

    None

                                           EXHIBIT INDEX

     All exhibits marked "I" are incorporated herein by reference.

                                Description

 2(a)    Agreement and Plan of Merger (Filed as Exhibit 2 to Form 10-K       I
         for the year ended December 31, 1990, File No. 1-7324)

 2(b)    Amendment No. 1 to Agreement and Plan of Merger (Filed as           I
         Exhibit 2 to Form 10-K for the year ended December 31, 1990,
         File No. 1-7324)

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

 3(c)    By-laws as amended (Filed as Exhibit 3(c) to Form 10-K              I
         for the year ended December 31, 1992, File No. 1-7324)

 4(c)1   Mortgage and Deed of Trust, dated as of April 1, 1940 to            I
         Guaranty Trust Company of New York (now Morgan Guaranty Trust
         Company of New York) and Henry A. Theis (to whom W. A. Spooner is successor), Trustees, as supplemented by thirty-eight
         Supplemental Indentures, dated as of June 1, 1942, March 1, 1948, December 1, 1949, June 1, 1952, October 1, 1953, March 1, 1955,
         February 1, 1956, January 1, 1961, May 1, 1966, March 1, 1970,
         May 1, 1971, March 1, 1972, May 31, 1973, July 1, 1975,
         December 1, 1975, September 1, 1976, March 1, 1977, May 1, 1977,
         August 1, 1977, March 15, 1978, January 1, 1979, April 1, 1980,
         July 1, 1980, August 1, 1980, June 1, 1981, December 1, 1981,
         May 1, 1982, March 15, 1984, September 1, 1984 (Twenty-ninth and Thirtieth), February 1, 1985, April 15, 1986, June 1, 1991
         March 31, 1992, December 17, 1992, August 24, 1993, January 15,
         1994 and March 1, 1994, (Filed, respectively, as Exhibit A-1 to
         Form U-1, File No. 70-23; Exhibits 7(b) and 7(c), File No. 2-7405;
         Exhibit 7(d), File No. 2-8242; Exhibit 4(c), File No. 2-9626;
         Exhibit 4(c), File No. 2-10465; Exhibit 4(c), File No. 2-12228;
         Exhibit 4(c), File No. 2-15851; Exhibit 2(b)-1, File No. 2-24680;
         Exhibit 2(c), File No. 2-36170; Exhibits 2(c) and 2(d), File
         No. 2-39975; Exhibit 2(d), File No. 2-43053; Exhibit 4(c)2 to
         Form 10-K, for December 31, 1989, File No. 1-7324; Exhibit 2(c),
         File No. 2-53765; Exhibit 2(e), File No. 2-55488; Exhibit 2(c),
         File No. 2-57013; Exhibit 2(c), File No. 2-58180; Exhibit 4(c)3 to Form 10-K for December 31, 1989, File No. 1-7324; Exhibit 2(e), File No. 2-60089; Exhibit 2(c), File No. 2-60777; Exhibit 2(g), File No. 2-64521; Exhibit 2(h), File No. 2-66758; Exhibits 2(d) and
         2(e), File No. 2-69620; Exhibits 4(d) and 4(e), File No. 2-75634;
         Exhibit 4(d), File No. 2-78944; Exhibit 4(d), File No. 2-87532; Exhibits 4(c)4, 4(c)5 and 4(c)6 to Form 10-K for December 31,
         1989, File No. 1-7324; Exhibits 4(c)2 and 4(c)3 to Form 10-K for

                                Description

         December 31, 1992, File No. 1-7324; Exhibit 4(b) to Form S-3, File No. 33-50075; Exhibits 4(c)2 and 4(c)3 to Form 10-K for December 31, 1993, File No. 1-7324)

 4(c)2 Thirty-ninth Supplemental Indenture dated as of April 15, 1994, to the Company's Mortgage and Deed of Trust (Filed electronically)

    Instruments defining the rights of holders of other long-term debt not required to be filed as exhibits will be furnished to the Commission upon request.

10(a)1   Severance Agreement (Filed as Exhibit 10(a)1 to Form 10-K for the     I
         year ended December 31, 1990, File No. 1-7324)

10(a)2   Severance Agreement (Filed as Exhibit 10(a)2 to Form 10-K for the     I
         year ended December 31, 1990, File No. 1-7324)

10(a)3   Severance Agreement (Filed as Exhibit 10(a)3 to Form 10-K for the     I
         year ended December 31, 1990, File No. 1-7324)

10(b)    La Cygne 2 Lease (Filed as Exhibit 10(a) to Form 10-K for the year    I
         ended December 31, 1988, File No. 1-7324)

10(b)1   Amendment No. 3 to La Cygne 2 Lease Agreement dated as of September   I
         29, 1992 (Filed as Exhibit 10(b)1 to Form 10-K for the year ended December 31, 1992, File No. 1-7324)

10(c)    Outside Directors' Deferred Compensation Plan (Filed as Exhibit       I
         10(c) to the Form 10-K for the year ended December 31, 1993, File No. 1-7324)

12 Computation of Ratio of Consolidated Earnings to Fixed Charges. (Filed electronically)

16       Letter re Change in Certifying Accountant  (Filed as Exhibit 16 to   I
         the Current Report on Form 8-K dated March 8, 1993)

23(a) Consent of Independent Public Accountants, Arthur Andersen LLP (Filed electronically)

23(b) Consent of Independent Public Accountants, Deloitte & Touche LLP (Filed electronically)

                                          SIGNATURE

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


March 29, 1995                        By           KENT R. BROWN
                                       Kent R. Brown, Chairman of the Board,
                                       President and Chief Executive Officer