Form 10-Q
period 1995-03-31
KANSAS GAS & ELECTRIC CO /KS/
filed 1995-05-09
CIK 54496

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C.  20549

                 [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934


                        For the quarterly period ended March 31, 1995


                 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from          to

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

                                        316/261-6611
                    (Registrant's telephone number, including area code)

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

           Class                               Outstanding at May 8, 1995
 Common Stock (No par value)                            1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.



<page 2>
                               KANSAS GAS AND ELECTRIC COMPANY
                                            INDEX



                                                                       Page

PART I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                     4 - 5

              Statements of Cash Flows                                 6 - 7

              Statements of Capitalization                               8

              Statements of Common Stock Equity                          9

              Notes to Financial Statements                             10

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    15


Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders       18

     Item 5.  Other Information                                         18

     Item 6.  Exhibits and Reports on Form 8-K                          18

Signature                                                               19

<page 3>

                               KANSAS GAS AND ELECTRIC COMPANY
                                        BALANCE SHEETS
                                   (Dollars in Thousands)
                                                                March 31,      December 31,
                                                                   1995            1994
                                                               (Unaudited)
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . . .     $3,407,455       $3,390,406
  Less - Accumulated depreciation . . . . . . . . . . . . .        851,335          833,953
                                                                ----------       ----------
                                                                 2,556,120        2,556,453
  Construction work in progress . . . . . . . . . . . . . .         30,979           32,874
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . . .         42,263           39,890
                                                                ----------       ----------
    Net utility plant . . . . . . . . . . . . . . . . . . .      2,629,362        2,629,217
                                                                ----------       ----------
OTHER PROPERTY AND INVESTMENTS:
  Decommissioning trust . . . . . . . . . . . . . . . . . .         17,827           16,944
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          8,628           11,561
                                                                ----------       ----------
                                                                    26,455           28,505
                                                                ----------       ----------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .             57               47
  Accounts receivable and unbilled revenues (net) . . . . .         61,439           67,833
  Advances to parent company  . . . . . . . . . . . . . . .         72,442           64,393
  Fossil fuel, at average cost. . . . . . . . . . . . . . .         14,344           13,752
  Materials and supplies, at average cost . . . . . . . . .         30,465           30,921
  Prepayments and other current assets. . . . . . . . . . .         10,574           16,662
                                                                ----------       ----------
                                                                   189,321          193,608
                                                                ----------       ----------

DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes  . . . . . . . . . . . . . .        102,789          102,789
  Deferred coal contract settlement costs . . . . . . . . .         17,114           17,944
  Phase-in revenues . . . . . . . . . . . . . . . . . . . .         57,020           61,406
  Other deferred plant costs. . . . . . . . . . . . . . . .         31,723           31,784
  Corporate-owned life insurance (net). . . . . . . . . . .          9,592            9,350
  Unamortized debt expense. . . . . . . . . . . . . . . . .         27,230           27,777
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         38,140           40,430
                                                                ----------       ----------
                                                                   283,608          291,480
                                                                ----------       ----------

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     $3,128,746       $3,142,810
                                                                ==========       ==========

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see Statements) . . . . . . . . . . . . . .     $1,943,072       $1,925,196
                                                                ----------       ----------
CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .         10,000           50,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         39,530           49,093
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .         37,886           15,737
  Accrued interest. . . . . . . . . . . . . . . . . . . . .         13,787            8,337
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         10,186           11,160
                                                                ----------       ----------
                                                                   111,389          134,327
                                                                ----------       ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . . .        684,763          689,169
  Deferred investment tax credits . . . . . . . . . . . . .         75,408           74,841
  Deferred gain from sale-leaseback . . . . . . . . . . . .        249,931          252,341
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         64,183           66,936
                                                                ----------       ----------
                                                                 1,074,285        1,083,287
COMMITMENTS AND CONTINGENCIES (Note 2)                          ----------       ----------
     TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .     $3,128,746       $3,142,810
                                                                ==========       ==========
The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<page 4>

                               KANSAS GAS AND ELECTRIC COMPANY
                                    STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    1995           1994
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  138,557     $  136,604
                                                                 ----------     ----------
OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          18,229         20,839
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           4,688          3,863
  Power purchased . . . . . . . . . . . . . . . . . . . . .             683          1,252
  Other operations. . . . . . . . . . . . . . . . . . . . .          30,405         30,631
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          12,267         11,340
  Depreciation and amortization . . . . . . . . . . . . . .          18,353         19,119
  Amortization of phase-in revenues . . . . . . . . . . . .           4,386          4,386
  Taxes (see Statements):
    Federal income. . . . . . . . . . . . . . . . . . . . .           7,270          6,469
    State income  . . . . . . . . . . . . . . . . . . . . .           2,075          1,710
    General . . . . . . . . . . . . . . . . . . . . . . . .          11,634         12,117
                                                                 ----------     ----------
      Total operating expenses. . . . . . . . . . . . . . .         109,990        111,726
                                                                 ----------     ----------

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          28,567         24,878
                                                                 ----------     ----------

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (1,716)        (1,235)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           2,099            858
  Income taxes (net) (see Statements) . . . . . . . . . . .           1,635          1,787
                                                                 ----------     ----------
      Total other income and deductions . . . . . . . . . .           2,018          1,410
                                                                 ----------     ----------
INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          30,585         26,288
                                                                 ----------     ----------
INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          11,768         12,093
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           1,505          1,353
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .            (560)          (368)
                                                                 ----------     ----------
      Total interest charges. . . . . . . . . . . . . . . .          12,713         13,078
                                                                 ----------     ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   17,872     $   13,210
                                                                 ==========     ==========

The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<page 5>

                               KANSAS GAS AND ELECTRIC COMPANY
                                    STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                   Twelve Months Ended
                                                                         March 31,
                                                                    1995           1994
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  621,833     $  615,120
                                                                 ----------     ----------
OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          87,773         92,998
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .          14,387         14,431
  Power purchased . . . . . . . . . . . . . . . . . . . . .           6,575          9,109
  Other operations. . . . . . . . . . . . . . . . . . . . .         114,834        122,041
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          48,915         47,215
  Depreciation and amortization . . . . . . . . . . . . . .          70,691         75,811
  Amortization of phase-in revenues . . . . . . . . . . . .          17,544         17,545
  Taxes (see Statements):
    Federal income. . . . . . . . . . . . . . . . . . . . .          51,013         40,805
    State income  . . . . . . . . . . . . . . . . . . . . .          12,792          9,863
    General . . . . . . . . . . . . . . . . . . . . . . . .          44,609         45,817
                                                                 ----------     ----------
      Total operating expenses. . . . . . . . . . . . . . .         469,133        475,635
                                                                 ----------     ----------
OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .         152,700        139,485
                                                                 ----------     ----------

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (5,835)         5,137
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           6,320          3,853
  Income taxes (net) (see Statements) . . . . . . . . . . .           7,138          5,568
                                                                 ----------     ----------
      Total other income and deductions . . . . . . . . . .           7,623         14,558
                                                                 ----------     ----------
INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .         160,323        154,043
                                                                 ----------     ----------
INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          47,502         51,897
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           5,335          5,871
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .          (1,702)        (1,307)
                                                                 ----------     ----------
      Total interest charges. . . . . . . . . . . . . . . .          51,135         56,461
                                                                 ----------     ----------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $  109,188     $   97,582
                                                                 ==========     ==========

The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<page 6>

                               KANSAS GAS AND ELECTRIC COMPANY
                                  STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   17,872     $   13,210
  Depreciation and amortization . . . . . . . . . . . . . . .        18,353         19,119
  Other amortization (including nuclear fuel) . . . . . . . .         3,534          2,806
  Gain on sales of utility plant (net of tax) . . . . . . . .          (940)          -
  Deferred taxes and investment tax credits (net) . . . . . .        (5,282)         1,907
  Amortization of phase-in revenues . . . . . . . . . . . . .         4,386          4,386
  Corporate-owned life insurance. . . . . . . . . . . . . . .        (4,976)        (4,519)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (2,410)        (2,410)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .         6,394        (26,956)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .          (592)        (4,662)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (9,563)        (4,891)
    Interest and taxes accrued. . . . . . . . . . . . . . . .        27,599         36,519
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .         5,570          4,891
  Changes in other assets and liabilities . . . . . . . . . .         7,480         (4,998)
                                                                 ----------     ----------
      Net cash flows from operating activities. . . . . . . .        67,425         34,402
                                                                 ----------     ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        21,240         18,500
  Sales of Utility plant. . . . . . . . . . . . . . . . . . .        (1,583)          -
  Corporate-owned life insurance policies . . . . . . . . . .           417            281
  Death proceeds of corporate-owned life insurance. . . . . .          (250)          -
                                                                 ----------     ----------
      Net cash flows used in investing activities . . . . . .        19,824         18,781
                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       (40,000)      (124,200)
  Advances to parent company (net). . . . . . . . . . . . . .        (8,049)        61,847
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .          -           113,982
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .           (25)          -
  Other long-term debt (net). . . . . . . . . . . . . . . . .          -           (67,893)
  Borrowings against life insurance policies (net). . . . . .           483            645
                                                                 ----------     ----------
     Net cash flows from (used in) financing activities . . .       (47,591)       (15,619)
                                                                 ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .            10              2

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            47             63
                                                                 ----------     ----------
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       57     $       65
                                                                 ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $    6,058      $   5,993
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .          -              -


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<page 7>

                               KANSAS GAS AND ELECTRIC COMPANY
                                  STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                    Twelve Months Ended
                                                                         March 31,
                                                                    1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $  109,188     $   97,582
  Depreciation and amortization . . . . . . . . . . . . . . .        70,691         75,811
  Other amortization (including nuclear fuel) . . . . . . . .        11,633         12,184
  Gain on sales of utility plant (net of tax) . . . . . . . .          (940)          -
  Deferred taxes and investment tax credits (net) . . . . . .        18,160         22,115
  Amortization of phase-in revenues . . . . . . . . . . . . .        17,544         17,545
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (17,703)       (22,015)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (9,640)        (9,640)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .       (23,371)          (706)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .        (2,088)           419
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (6,674)         2,447
    Interest and taxes accrued. . . . . . . . . . . . . . . .        (4,412)         6,490
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .          (243)       (16,700)
  Changes in other assets and liabilities . . . . . . . . . .         1,297        (14,818)
                                                                 ----------     ----------
      Net cash flows from operating activities. . . . . . . .       163,442        170,714
                                                                 ----------     ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        92,620         69,851
  Sales of Utility plant. . . . . . . . . . . . . . . . . . .        (1,583)          -
  Corporate-owned life insurance policies . . . . . . . . . .        26,554         27,119
  Death proceeds of corporate-owned life insurance. . . . . .          (250)       (10,157)
                                                                 ----------     ----------
      Net cash flows used in investing activities . . . . . .       117,341         86,813
                                                                 ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       (21,600)       (90,200)
  Advances to parent company (net). . . . . . . . . . . . . .        58,503        (52,771)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .        46,440        178,982
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .       (46,465)      (140,000)
  Other long-term debt (net). . . . . . . . . . . . . . . . .          -           (13,980)
  Borrowings against life insurance policies (net). . . . . .        42,013        183,284
  Revolving credit agreement (net). . . . . . . . . . . . . .          -          (150,000)
  Dividends to parent company . . . . . . . . . . . . . . . .      (125,000)          -
                                                                 ----------     ----------
     Net cash flows from (used in) financing activities . . .       (46,109)       (84,685)
                                                                 ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .            (8)          (784)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            65            849
                                                                 ----------     ----------
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       57     $       65
                                                                 ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   68,609      $  72,660
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        30,509         29,354


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<page 8>

                               KANSAS GAS AND ELECTRIC COMPANY
                                STATEMENTS OF CAPITALIZATION
                                   (Dollars in Thousands)

                                                                   March 31,          December 31,
                                                                     1995                 1994
                                                                  (Unaudited)
COMMON STOCK EQUITY (see Statements):
  Common stock, without par value, authorized and issued
    1,000 shares. . . . . . . . . . . . . . . . . . . . . . .  $1,065,634           $1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . . .     177,442              159,570
                                                               ----------           ----------
    Total common stock equity . . . . . . . . . . . . . . . .   1,243,076   64%      1,225,204   64%
                                                               ----------           ----------

LONG-TERM DEBT:
  First Mortgage Bonds:
       Series                    Due         1995      1994
       5-5/8%                    1996      $ 16,000  $ 16,000
       7.6%                      2003       135,000   135,000
       6-1/2%                    2005        65,000    65,000
       6.20%                     2006       100,000   100,000
                                                                  316,000              316,000
  Pollution Control Bonds:
       5.10%                     2023        13,957    13,982
       Variable  (a)             2027        21,940    21,940
       7.0%                      2031       327,500   327,500
       Variable  (a)             2032        14,500    14,500
       Variable  (a)             2032        10,000    10,000
                                                                  387,897              387,922
                                                               ----------           ----------
       Total bonds. . . . . . . . . . . . . . . . . . . . . .     703,897              703,922

  Less:
    Unamortized premium and discount (net). . . . . . . . . .       3,901                3,930
                                                               ----------           ----------
       Total long-term debt . . . . . . . . . . . . . . . . .     699,996   36%        699,992   36%
                                                               ----------           ----------

TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . . .  $1,943,072  100%     $1,925,196  100%
                                                               ==========           ==========

      (a)    Market-Adjusted Tax Exempt Securities (MATES).  As of March 31, 1995, the rate on these bonds ranged from 4.05% to 4.08%.


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<page 9>

                               KANSAS GAS AND ELECTRIC COMPANY
                              STATEMENTS OF COMMON STOCK EQUITY
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                           Common          Retained
                                                            Stock          Earnings
BALANCE DECEMBER 31, 1992, 1,000 shares. . . . . . .     $1,065,634       $   71,941

Net income . . . . . . . . . . . . . . . . . . . . .                         108,103
                                                         ----------       ----------

BALANCE DECEMBER 31, 1993, 1,000 shares. . . . . . .      1,065,634          180,044

Net income . . . . . . . . . . . . . . . . . . . . .                         104,526
Dividend to parent company . . . . . . . . . . . . .                        (125,000)
                                                         ----------       ----------

BALANCE DECEMBER 31, 1994, 1,000 shares. . . . . . .      1,065,634          159,570

Net Income . . . . . . . . . . . . . . . . . . . . .                          17,872
                                                         ----------       ----------

Balance March 31, 1995, 1,000 shares . . . . . . . .     $1,065,634       $  177,442
                                                         ==========       ==========

The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<page 10>
                               KANSAS GAS AND ELECTRIC COMPANY
                                NOTES TO FINANCIAL STATEMENTS
                                         (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

    General: On March 31, 1992, Western Resources, Inc. (Western Resources) through its wholly-owned subsidiary KCA Corporation (KCA), acquired all of the outstanding common and preferred stock of Kansas Gas and Electric Company (KG&E) for $454 million in cash and 23,479,380 shares of Western Resources common stock (the Merger). Simultaneously, KCA and KG&E merged and adopted the name of Kansas Gas and Electric Company.

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

    Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI), primarily with one highly rated major insurance company, are recorded on the balance sheets:

                                              March 31,       December 31,
                                                 1995             1994
                                                 (Dollars in Millions)
       Cash surrender value of contracts. .     $321.3           $320.6
       Borrowings against contracts . . . .     (311.7)          (311.2)
                                                ------           ------
           COLI (net) . . . . . . . . . . .     $  9.6           $  9.4

    COLI borrowings will be repaid upon receipt of proceeds from death benefits under contracts. Increases in the cash surrender value of contracts, resulting from premiums and investment earnings, are recognized as income on a tax free basis in Corporate-owned Life Insurance (net) on the Statements of Income. For the three and twelve months ended March 31, 1995, income from increases in cash surrender value, net of premium and administrative expenses, was $3.9 million and $16.1 million, respectively, compared to $3.5 million and $19.9 million for the three and twelve months ended March 31, 1994, respectively. Interest expense on COLI borrowings is recorded as a tax deductible expense in Corporate-owned Life Insurance (net) on the Statements of Income. For the three and twelve months ended March 31, 1995, interest expense on COLI borrowings was $5.6 million and $21.9 million, respectively, compared to $4.7 million and $14.8 million for the three and twelve months ended March 31, 1994, respectively.

    Statements of Cash Flows: For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand and highly liquid collateralized debt instruments purchased with maturities of three months or less.

<page 11>
2.  COMMITMENTS AND CONTINGENCIES

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

<page 12>
    Decommissioning costs are being charged to operating expenses in accordance with the KCC order. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts so expensed ($3.5 million in 1994 increasing annually to $5.5 million in 2024) and earnings on trust fund assets are deposited in an external trust fund. The assumed return on trust assets is 5.9%.

    The Company's investment in the decommissioning fund, including reinvested earnings was $17.8 million and $16.9 million at March 31, 1995 and December 31, 1994, respectively. These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Balance Sheets.

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

<page 13>
    Although the Company maintains various insurance policies to provide coverage for potential losses and liabilities resulting from an accident or an extended outage, the Company's insurance coverage may not be adequate to cover the costs that could result from a catastrophic accident or extended outage at Wolf Creek. Any substantial losses not covered by insurance, to the extent not recoverable through rates, would have a material adverse effect on the Company's financial position and results of operations.

    Clean Air Act: The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and oxides of nitrogen (NOx) emissions effective in 1995 and 2000 and a probable reduction in toxic emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company installed continuous monitoring and reporting equipment at a total cost of approximately $2.3 million. The Company does not expect additional equipment to reduce sulfur emissions to be necessary under Phase II. Although the Company has no units subject to Phase I regulations, the owners obtained an early substitution permit to bring the co-owned La Cygne Station under the Phase I regulations.

    The NOx and air toxic limits, which were not set in the law, will be specified in future EPA regulations. The EPA's proposed NOx regulations were ruled invalid by the U.S. Court of Appeals for the District of Columbia Circuit and until such time as the EPA resubmits new proposed regulations, the Company will be unable to determine its compliance options or related compliance costs.

    Federal Income Taxes: During 1991, the Internal Revenue Service (IRS) completed an examination of the Company's federal income tax returns for the years 1984 through 1988. In October 1993, the Company received another examination report for the years 1989 and 1990 covering the same issues identified in the previous examination report. In April 1995, after approximately four years of negotiations with the Appeals Office of the IRS, the Company reached agreement on the ultimate disposition of the issues raised in the examination reports. Based on the settlement agreement, management believes that adequate tax reserves have been provided and the settlement will have no effect on the Company's financial position or results of operations.

    Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the Company has entered into various commitments to obtain nuclear fuel, coal, and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At
December 31, 1994, WCNOC's nuclear fuel commitments (Company's share) were approximately $12.6 million for uranium concentrates expiring at various times through 1997, $122.9 million for enrichment expiring at various times through 2014, and $56.5 million for fabrication through 2012. At December 31, 1994, the Company's coal and natural gas contract commitments in 1994 dollars under the remaining terms of the contracts were $721 million and $9 million, respectively. The largest coal contract was renegotiated in early 1993 and expires in 2020, with the remaining coal contracts expiring at various times through 2013. The majority of natural gas contracts expire in 1995 but have automatic one-year extension provisions. In the normal course of business, additional commitments and spot market purchases will be made to obtain adequate fuel supplies.

<page 14>
    Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment, decontamination, and decommissioning fund. The Company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.


3.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35 percent. The Federal statutory rate produces effective income tax rates of 30.1% and 32.6% for the three month periods and 34.2% and 31.6% for the twelve month periods ended March 31, 1995 and 1994, respectively. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.

<page 15>
                               KANSAS GAS AND ELECTRIC COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 7 of the Company's Annual Report on Form 10-K for 1994.

    The following updates the information provided in the 1994 Form 10-K, and analyzes the changes in the results of operations between the three and twelve month periods ended March 31, 1995 and comparable periods of 1994.


FINANCIAL CONDITION

    General: The Company had net income of $17.9 million for the first quarter of 1995 compared to $13.2 million for the first quarter in 1994. The increase in net income was primarily due to higher revenues, resulting from increased commercial and industrial sales, and lower fuel and purchased power expenses. Also contributing to the increase was a $1.6 million gain from the sale of rail cars.

    Net income for the twelve months ended March 31, 1995, of $109.2 million, increased from net income of $97.6 million for the comparable period of 1994. The increase was primarily due to increased sales to all retail customer classes. Also contributing to the increase in net income were lower fuel and purchase power expenses, and reduced other operations expenses.

    Liquidity and Capital Resources: The KG&E common and preferred stock was redeemed in connection with the Merger, leaving 1,000 shares of common stock held by Western Resources. The debt structure of the Company and available sources of funds were not affected by the Merger.

    The Company's short-term financing requirements are satisfied through short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At March 31, 1995, short-term borrowing amounted to $10 million compared to $50 million at December 31, 1994.


OPERATING RESULTS

    The following discussion explains variances for the three and twelve months ended March 31, 1995, to the comparable periods of 1994.

    Revenues: The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods.

<page 16>
    Increase (decrease) in electric sales volumes:

                                           3 Months         12 Months
                                             Ended            Ended
         Residential                         (3.2)%             1.4%
         Commercial                           1.5%              3.6%
         Industrial                           9.8%              5.2%
         Total Retail                         3.6%              3.6%

         Wholesale & Interchange            (42.5)%           (44.1)%
         Total electric sales                (8.4)%            (7.7)%

    Revenues for the first quarter of 1995 increased approximately one percent to $138.6 million, compared to first quarter 1994 revenues of $136.6 million, primarily due to increases in commercial and industrial sales as a result of customer growth. Partially offsetting these increases were decreases in residential and wholesale and interchange sales due to the milder winter temperatures experienced during the first quarter of 1995 compared to last year. Also offsetting the increase was an additional $1 million (Company's share) of amortization of the final merger refund for the three months ended March 31, 1995 compared to 1994.

    Revenues for the twelve months ended March 31, 1995, increased approximately one percent to $621.8 million from revenues of $615.1 million for the comparable period of 1994. The increase can be attributed to increased sales in all retail customer classes as a result of customer growth. Partially offsetting these increases in retail sales was a decrease in wholesale and interchange sales. The decrease was primarily due to the higher sales during the twelve months ended March 31, 1994, to other utilities while their generating units were down due to the 1993 floods. Also offsetting the increase for the twelve months ended March 31, 1995, was an additional $2.8 million (Company's share) of amortization of the final merger refund.

    Operating Expenses: Total operating expenses decreased approximately two percent for the first quarter and approximately one percent for the twelve months ended March 31, 1995 compared to the same periods of 1994. These decreases can be attributed to decreases in fuel and purchase power expenses. As discussed previously, the decrease is primarily due to lower sales to wholesale and interchange customers.

    Partially offsetting these decreases for the twelve months ended March
31, 1995, was increased federal income taxes due to the completion at December 31, 1993, of the accelerated amortization of deferred income tax reserves relating to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The completion of the amortization of these deferred income tax reserves increased income taxes and thereby reduced net income by approximately $9 million for the twelve months ended March 31, 1995 compared to 1994.

    Other Income and Deductions: Other income and deductions, net of taxes, increased in the first quarter of 1995 compared to the first quarter of 1994 primarily as a result of a $1.6 million gain realized from the sale of rail cars.

<page 17>
    Other income and deductions, net of taxes, decreased to $7.6 million for the twelve months ended March 31, 1995 from $14.6 million for the twelve months ended March 31, 1994. The decrease was primarily due to additional interest expense on increased COLI borrowings. Also contributing to the decrease was the receipt of death benefit proceeds from COLI policies during the twelve months ended March 31, 1994.

    Interest Expense: Interest expense decreased approximately three percent for the first quarter and approximately nine percent for the twelve months ended March 31, 1995 compared to the same periods of 1994. These decreases resulted primarily from lower interest rates on variable-rate debt due to refinancing of higher cost fixed-rate debt. Also accounting for the decrease was the impact of increased COLI borrowings which reduce the need for other long-term debt and thereby reduced interest expense. COLI interest is reflected in Other Income and Deductions on the Income Statement.


OTHER INFORMATION

    Merger Implementation: In accordance with the KCC Merger order, amortization of the acquisition adjustment will commence August 1995. The amortization will amount to approximately $20 million (pre-tax) per year for 40 years. Western Resources and the Company (combined companies) can recover the amortization of the acquisition adjustment through cost savings under a sharing mechanism approved by the KCC. While the combined companies have achieved savings from the Merger, there is no assurance that the savings achieved will be sufficient to, or the cost savings sharing mechanism will operate as to, fully offset the amortization of the acquisition adjustment.

    Early Retirement: In April 1995, Western Resources announced a voluntary early retirement program for employees 55 years of age and older with a minimum of 10 years of service as of July 1, 1995. Approximately 420 employees are eligible for the voluntary retirement program. Although Western Resources is not able to predict the cost of the early retirement program at this time, the total cost, assuming all 420 eligible employees accept early retirement, would be approximately $9 million in the second quarter of 1995 with cost savings estimated to be approximately $12 million for 1995. Western Resources anticipates approximately 50 percent of the eligible employees will accept early retirement. Although the Company has no employees, costs of the early retirement program along with any cost savings realized by Western Resources would be allocated to the Company.

<page 18>
                               KANSAS GAS AND ELECTRIC COMPANY
                                  Part II Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.


Item 5.  Other Information

    Rate Plan: In April 1995, the Company announced it intends to file a proposal with the KCC in the summer of 1995 to increase the depreciation on the assets of Wolf Creek Generating Station by $56 million annually for seven years beginning in 1996. As a result, the Company will also seek to reduce electric rates by approximately $9 million annually for the same seven year period.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K:

         None


<page 19>
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


May 8, 1995                           By         Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel