Form 10-Q
period 1995-06-30
KANSAS GAS & ELECTRIC CO /KS/
filed 1995-08-02
CIK 54496

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C.  20549

                 [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934


                        For the quarterly period ended June 30, 1995


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

           Class                               Outstanding at August 2, 1995
 Common Stock (No par value)                            1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.





<PAGE 2>
                               KANSAS GAS AND ELECTRIC COMPANY
                                            INDEX



                                                                      Page No.

Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                     4 - 6

              Statements of Cash Flows                                 7 - 8

              Statements of Capitalization                               9

              Statements of Common Stock Equity                         10

              Notes to Financial Statements                             11

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    16


Part II.  Other Information

     Item 5.  Other Information                                         19

     Item 6.  Exhibits and Reports on Form 8-K                          19

Signature                                                               20

<PAGE 3>

                               KANSAS GAS AND ELECTRIC COMPANY
                                        BALANCE SHEETS
                                   (Dollars in Thousands)
                                                                 June 30,      December 31,
                                                                   1995            1994
                                                               (Unaudited)
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . . .     $3,417,291       $3,390,406
  Less - Accumulated depreciation . . . . . . . . . . . . .        867,597          833,953
                                                                 2,549,694        2,556,453
  Construction work in progress . . . . . . . . . . . . . .         35,759           32,874
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . . .         41,414           39,890
    Net utility plant . . . . . . . . . . . . . . . . . . .      2,626,867        2,629,217

OTHER PROPERTY AND INVESTMENTS:
  Decommissioning trust . . . . . . . . . . . . . . . . . .         19,381           16,944
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          7,592           11,561
                                                                    26,973           28,505

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .             72               47
  Accounts receivable and unbilled revenues (net) . . . . .         67,980           67,833
  Advances to parent company  . . . . . . . . . . . . . . .         91,904           64,393
  Fossil fuel, at average cost. . . . . . . . . . . . . . .         16,609           13,752
  Materials and supplies, at average cost . . . . . . . . .         30,903           30,921
  Prepayments and other current assets. . . . . . . . . . .         31,168           16,662
                                                                   238,636          193,608

DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes  . . . . . . . . . . . . . .        102,789          102,789
  Deferred coal contract settlement costs . . . . . . . . .         16,282           17,944
  Phase-in revenues . . . . . . . . . . . . . . . . . . . .         52,634           61,406
  Other deferred plant costs. . . . . . . . . . . . . . . .         31,662           31,784
  Corporate-owned life insurance (net). . . . . . . . . . .          7,036            9,350
  Unamortized debt expense. . . . . . . . . . . . . . . . .         26,685           27,777
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         36,909           40,430
                                                                   273,997          291,480

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     $3,166,473       $3,142,810


CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see Statements) . . . . . . . . . . . . . .     $1,946,667       $1,925,196

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .         25,000           50,000
  Long-term debt due within one year. . . . . . . . . . . .         16,000             -
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         54,926           49,093
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .         23,150           15,737
  Accrued interest. . . . . . . . . . . . . . . . . . . . .          8,158            8,337
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         10,325           11,160
                                                                   137,559          134,327

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . . .        680,498          689,169
  Deferred investment tax credits . . . . . . . . . . . . .         74,595           74,841
  Deferred gain from sale-leaseback . . . . . . . . . . . .        247,520          252,341
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         79,634           66,936
                                                                 1,082,247        1,083,287
COMMITMENTS AND CONTINGENCIES (Note 2)
     TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .     $3,166,473       $3,142,810

The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 4>

                               KANSAS GAS AND ELECTRIC COMPANY
                                    STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                    Three Months Ended
                                                                          June 30,
                                                                    1995           1994
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  144,747     $  154,987

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          19,167         23,096
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           5,076          4,232
  Power purchased . . . . . . . . . . . . . . . . . . . . .             523          2,241
  Other operations. . . . . . . . . . . . . . . . . . . . .          31,794         27,954
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          12,359         13,890
  Depreciation and amortization . . . . . . . . . . . . . .          18,316         19,142
  Amortization of phase-in revenues . . . . . . . . . . . .           4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           8,208         11,604
    State income  . . . . . . . . . . . . . . . . . . . . .           2,387          2,875
    General . . . . . . . . . . . . . . . . . . . . . . . .          11,752         12,019
      Total operating expenses. . . . . . . . . . . . . . .         113,968        121,439

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          30,779         33,548

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (1,821)          (758)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .             731          1,950
  Income taxes (net)  . . . . . . . . . . . . . . . . . . .           2,184          1,451
      Total other income and deductions . . . . . . . . . .           1,094          2,643

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          31,873         36,191

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          11,783         12,005
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           1,107          1,119
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .            (584)          (556)
      Total interest charges. . . . . . . . . . . . . . . .          12,306         12,568

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   19,567     $   23,623


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 5>

                               KANSAS GAS AND ELECTRIC COMPANY
                                    STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    1995           1994
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  283,304     $  291,591

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          37,396         43,935
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           9,764          8,095
  Power purchased . . . . . . . . . . . . . . . . . . . . .           1,206          3,493
  Other operations. . . . . . . . . . . . . . . . . . . . .          62,199         58,585
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          24,626         25,230
  Depreciation and amortization . . . . . . . . . . . . . .          36,669         38,261
  Amortization of phase-in revenues . . . . . . . . . . . .           8,772          8,772
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          15,478         18,073
    State income  . . . . . . . . . . . . . . . . . . . . .           4,462          4,585
    General . . . . . . . . . . . . . . . . . . . . . . . .          23,386         24,136
      Total operating expenses. . . . . . . . . . . . . . .         223,958        233,165

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          59,346         58,426

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (3,537)        (1,993)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           2,830          2,808
  Income taxes (net)  . . . . . . . . . . . . . . . . . . .           3,819          3,238
      Total other income and deductions . . . . . . . . . .           3,112          4,053

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          62,458         62,479

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          23,551         24,098
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           2,612          2,472
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .          (1,144)          (924)
      Total interest charges. . . . . . . . . . . . . . . .          25,019         25,646

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   37,439     $   36,833


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 6>

                               KANSAS GAS AND ELECTRIC COMPANY
                                    STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                    Twelve Months Ended
                                                                          June 30,
                                                                    1995           1994
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  611,593     $  619,629

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          83,844         95,306
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .          15,231         16,521
  Power purchased . . . . . . . . . . . . . . . . . . . . .           4,857          9,988
  Other operations. . . . . . . . . . . . . . . . . . . . .         118,674        114,824
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          47,384         50,004
  Depreciation and amortization . . . . . . . . . . . . . .          69,865         76,116
  Amortization of phase-in revenues . . . . . . . . . . . .          17,544         17,545
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          47,617         44,374
    State income  . . . . . . . . . . . . . . . . . . . . .          12,304         10,940
    General . . . . . . . . . . . . . . . . . . . . . . . .          44,342         46,523
      Total operating expenses. . . . . . . . . . . . . . .         461,662        482,141

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .         149,931        137,488

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (6,898)         2,480
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           5,101          4,561
  Income taxes (net)  . . . . . . . . . . . . . . . . . . .           7,871          6,508
      Total other income and deductions . . . . . . . . . .           6,074         13,549

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .         156,005        151,037

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          47,280         50,005
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           5,323          5,583
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .          (1,730)        (1,482)
      Total interest charges. . . . . . . . . . . . . . . .          50,873         54,106

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $  105,132     $   96,931


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 7>

                               KANSAS GAS AND ELECTRIC COMPANY
                                  STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   37,439     $   36,833
  Depreciation and amortization . . . . . . . . . . . . . . .        36,669         38,261
  Other amortization (including nuclear fuel) . . . . . . . .         7,388          5,867
  Gain on sales of utility plant (net of tax) . . . . . . . .          (951)          -
  Deferred taxes and investment tax credits (net) . . . . . .       (10,360)         4,319
  Amortization of phase-in revenues . . . . . . . . . . . . .         8,772          8,772
  Corporate-owned life insurance. . . . . . . . . . . . . . .        (8,665)        (8,830)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (4,821)        (4,820)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .          (147)       (46,211)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .        (2,857)        (5,479)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .         5,833          9,008
    Interest and taxes accrued. . . . . . . . . . . . . . . .         6,605         13,670
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .       (12,881)       (12,120)
  Changes in other assets and liabilities . . . . . . . . . .         9,254         (1,436)
      Net cash flows from operating activities. . . . . . . .        71,278         37,834

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        40,556         47,306
  Sales of utility plant. . . . . . . . . . . . . . . . . . .        (1,723)          -
  Corporate-owned life insurance policies . . . . . . . . . .        25,639         24,008
  Death proceeds of corporate-owned life insurance. . . . . .          (250)          -
      Net cash flows used in investing activities . . . . . .        64,222         71,314

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       (25,000)      (130,600)
  Advances to parent company (net). . . . . . . . . . . . . .       (27,511)        77,214
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .          -           160,422
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .           (25)       (46,440)
  Other long-term debt (net). . . . . . . . . . . . . . . . .          -           (67,893)
  Borrowings against life insurance policies (net). . . . . .        45,505         40,791
     Net cash flows from (used in) financing activities . . .        (7,031)        33,494

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .            25             14

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            47             63
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       72     $       77

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   48,809      $  43,809
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        18,100         18,400


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 8>

                               KANSAS GAS AND ELECTRIC COMPANY
                                  STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                    Twelve Months Ended
                                                                          June 30,
                                                                    1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $  105,132     $   96,931
  Depreciation and amortization . . . . . . . . . . . . . . .        69,865         76,116
  Other amortization (including nuclear fuel) . . . . . . . .        12,426         13,730
  Gain on sales of utility plant (net of tax) . . . . . . . .          (951)          -
  Deferred taxes and investment tax credits (net) . . . . . .        10,670         21,396
  Amortization of phase-in revenues . . . . . . . . . . . . .        17,544         17,545
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (17,081)       (22,379)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (9,641)        (9,640)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .       (10,657)       (34,638)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .        (3,536)        (1,027)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (5,177)         3,262
    Interest and taxes accrued. . . . . . . . . . . . . . . .        (2,557)           294
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,683)       (14,054)
  Changes in other assets and liabilities . . . . . . . . . .          (491)         3,360
      Net cash flows from operating activities. . . . . . . .       163,863        150,896

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        83,130         91,679
  Sales of utility plant. . . . . . . . . . . . . . . . . . .        (1,723)          -
  Corporate-owned life insurance policies . . . . . . . . . .        28,049         26,650
  Death proceeds of corporate-owned life insurance. . . . . .          (250)       (10,158)
      Net cash flows used in investing activities . . . . . .       109,206        108,171

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .          (200)       (61,000)
  Advances to parent company (net). . . . . . . . . . . . . .        23,674        (82,080)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .          -           225,422
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .           (25)      (186,440)
  Other long-term debt (net). . . . . . . . . . . . . . . . .          -           (13,980)
  Borrowings against life insurance policies (net). . . . . .        46,889        223,430
  Revolving credit agreement (net). . . . . . . . . . . . . .          -          (150,000)
  Dividends to parent company . . . . . . . . . . . . . . . .      (125,000)          -
     Net cash flows from (used in) financing activities . . .       (54,662)       (44,648)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . .            (5)        (1,923)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            77          2,000
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       72     $       77

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   73,544      $  82,541
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        28,209         40,254


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 9>

                               KANSAS GAS AND ELECTRIC COMPANY
                                STATEMENTS OF CAPITALIZATION
                                   (Dollars in Thousands)

                                                                    June 30,          December 31,
                                                                     1995                 1994
                                                                  (Unaudited)
COMMON STOCK EQUITY (see Statements):
  Common stock, without par value, authorized and issued
    1,000 shares. . . . . . . . . . . . . . . . . . . . . . .  $1,065,634           $1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . . .     197,009              159,570
    Total common stock equity . . . . . . . . . . . . . . . .   1,262,643   65%      1,225,204   64%

LONG-TERM DEBT:
  First Mortgage Bonds:
       Series                    Due         1995      1994
       5-5/8%                    1996      $ 16,000  $ 16,000
       7.6%                      2003       135,000   135,000
       6-1/2%                    2005        65,000    65,000
       6.20%                     2006       100,000   100,000
                                                                  316,000              316,000
  Pollution Control Bonds:
       5.10%                     2023        13,957    13,982
       Variable  (a)             2027        21,940    21,940
       7.0%                      2031       327,500   327,500
       Variable  (a)             2032        14,500    14,500
       Variable  (a)             2032        10,000    10,000
                                                                  387,897              387,922
       Total bonds. . . . . . . . . . . . . . . . . . . . . .     703,897              703,922

  Less:
    Unamortized premium and discount (net). . . . . . . . . .       3,873                3,930
    Long-term debt due within one year. . . . . . . . . . . .      16,000                 -
       Total long-term debt . . . . . . . . . . . . . . . . .     684,024   35%        699,992   36%

TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . . .  $1,946,667  100%     $1,925,196  100%


      (a)    Market-Adjusted Tax Exempt Securities (MATES).  As of June 30, 1995, the rates on these bonds were 3.90%.


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 10>

                               KANSAS GAS AND ELECTRIC COMPANY
                              STATEMENTS OF COMMON STOCK EQUITY
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                           Common          Retained
                                                            Stock          Earnings
BALANCE DECEMBER 31, 1992, 1,000 shares. . . . . . .     $1,065,634       $   71,941

Net income . . . . . . . . . . . . . . . . . . . . .                         108,103


BALANCE DECEMBER 31, 1993, 1,000 shares. . . . . . .      1,065,634          180,044

Net income . . . . . . . . . . . . . . . . . . . . .                         104,526
Dividend to parent company . . . . . . . . . . . . .                        (125,000)


BALANCE DECEMBER 31, 1994, 1,000 shares. . . . . . .      1,065,634          159,570

Net Income . . . . . . . . . . . . . . . . . . . . .                          37,439


Balance June 30, 1995, 1,000 shares . . . . . . . .      $1,065,634       $  197,009


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 11>
                               KANSAS GAS AND ELECTRIC COMPANY
                                NOTES TO FINANCIAL STATEMENTS
                                         (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

    General: On March 31, 1992, Western Resources, Inc. (Western Resources) through its wholly-owned subsidiary KCA Corporation (KCA), acquired all of the outstanding common and preferred stock of Kansas Gas and Electric Company (KG&E) for $454 million in cash and 23,479,380 shares of Western Resources common stock (the Merger). Simultaneously, KCA and KG&E merged and adopted the name of Kansas Gas and Electric Company (the Company).

    The Company owns 47% of the Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). The Company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities.

    The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1995 and December 31, 1994, and the results of its operations for the three, six and twelve month periods ended June 30, 1995 and 1994. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

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

    Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI), primarily with one highly rated major insurance company, are recorded on the balance sheets:

                                               June 30,       December 31,
                                                 1995             1994
                                                 (Dollars in Millions)
       Cash surrender value of contracts. .     $363.7           $320.6
       Borrowings against contracts . . . .     (356.7)          (311.2)
           COLI (net) . . . . . . . . . . .     $  7.0           $  9.4

    COLI borrowings will be repaid upon receipt of proceeds from death benefits under contracts. Increases in the cash surrender value of contracts, resulting from premiums and investment earnings, are recognized as income on a tax free basis in Corporate-owned Life Insurance (net) on the Statements of Income. For the three, six and twelve months ended June 30, 1995, income from
<PAGE 12>
increases in cash surrender value, net of premium and administrative expenses and income from death proceeds, was $4.2 million, $8.1 million and $16.0 million, respectively, compared to $4.3 million, $7.8 million and $20.6 million for the three, six and twelve months ended June 30, 1994, respectively. Interest expense on COLI borrowings is recorded as a tax deductible expense in Corporate-owned Life Insurance (net) on the Statements of Income. For the three, six and twelve months ended June 30, 1995, interest expense on COLI borrowings was $6.0 million, $11.7 million and $22.9 million, respectively, compared to $5.0 million, $9.8 million and $18.1 million for the three, six, and twelve months ended June 30, 1994, respectively.

    Statements of Cash Flows: For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand and highly liquid collateralized debt instruments purchased with maturities of three months or less.


2.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The Company was previously associated with six former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The Company and the Kansas Department of Health and Environment (KDHE) conducted preliminary assessments of these sites at minimal cost. The results of the preliminary investigations determined the Company does not have a connection to two of the sites.

    The Company and KDHE entered into a consent agreement governing all future work at the four remaining sites. The terms of the consent agreement will allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a 10 year period. The agreement will allow the Company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. The costs incurred for site investigation and risk assessment are expected to be minimal in 1995. The Company is aware of other utilities in Region VII of the EPA (Kansas, Missouri, Nebraska, and Iowa) which have incurred remediation costs for such sites ranging between $500,000 and $10 million, depending on the site. The KCC has permitted another Kansas utility to recover its remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation and number of years over which the remediation must be completed.

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

    The Company along with the other co-owners of Wolf Creek are among 14 companies that filed a lawsuit on June 20, 1994, seeking an interpretation of the DOE's obligation to begin accepting spent nuclear fuel for disposal in 1998. The Federal Nuclear Waste Policy Act requires DOE ultimately to accept and dispose of nuclear utilities' spent fuel. The DOE has filed a motion to
<PAGE 13>
have this case dismissed. The issue to be decided in this case is whether DOE must begin accepting spent fuel in 1998 or at a future date. Wolf Creek contains an on-site spent fuel storage facility which, under current regulatory guidelines, provides space for the storage of spent fuel through the year 2006 while still maintaining full core off-load capability. The Company believes adequate additional storage space can be obtained as necessary.

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

    The Company's investment in the decommissioning fund, including reinvested earnings was $19.4 million and $16.9 million at June 30, 1995 and December 31, 1994, respectively. These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Balance Sheets.

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

    Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $8.9 billion for a single nuclear incident. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident per year.
<PAGE 14>
    The Owners carry decontamination liability, premature decommissioning liability, and property damage insurance for Wolf Creek totalling approximately $2.8 billion ($1.3 billion, Company's share). This insurance is provided by a combination of "nuclear insurance pools" ($500 million) and Nuclear Electric Insurance Limited (NEIL) ($2.3 billion). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The Company's share of any remaining proceeds can be used for property damage up to $1.2 billion (Company's share) and premature decommissioning costs up to $118 million (Company's share) in excess of funds previously collected for decommissioning (as discussed under "Decommissioning").

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

    The NOx and air toxic limits, which were not set in the law, continue to be subject to the EPA's rules-making procedures. The Company will follow the development of these regulations and establish compliance strategies as appropriate.

    Federal Income Taxes: During 1991, the Internal Revenue Service (IRS) completed an examination of the Company's federal income tax returns for the years 1984 through 1988. In October 1993, the Company received another examination report for the years 1989 and 1990 covering the same issues identified in the previous examination report. In April 1995, the Company reached agreement with the IRS on the ultimate disposition of the issues raised in the examination reports. Based on the settlement agreement, management believes that adequate tax reserves have been provided and the settlement will have no effect on the Company's financial position or results of operations.
<PAGE 15>
    Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the Company has entered into various commitments to obtain nuclear fuel, coal, and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At
December 31, 1994, WCNOC's nuclear fuel commitments (Company's share) were approximately $12.6 million for uranium concentrates expiring at various times through 1997, $122.9 million for enrichment expiring at various times through 2014, and $56.5 million for fabrication through 2012. At December 31, 1994, the Company's coal and natural gas contract commitments in 1994 dollars under the remaining terms of the contracts were $721 million and $9 million, respectively. The largest coal contract was renegotiated in early 1993 and expires in 2020, with the remaining coal contracts expiring at various times through 2013. The majority of natural gas contracts expire in 1995 but have automatic one-year extension provisions. In the normal course of business, additional commitments and spot market purchases will be made to obtain adequate fuel supplies.

    Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment, decontamination, and decommissioning fund. The Company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.


3.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35 percent. The Federal statutory rate produces effective income tax rates of 30.1% and 35.5% for the three month periods, 30.1% and 34.5% for the six month periods, and 33.1% and 33.5% for the twelve months ended June 30, 1995 and 1994, respectively. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.

<PAGE 16>
                               KANSAS GAS AND ELECTRIC COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 7 of the Company's Annual Report on Form 10-K for 1994.

    The following updates the information provided in the 1994 Form 10-K, and analyzes the changes in the results of operations between the three, six and twelve month periods ended June 30, 1995 and comparable periods of 1994.


FINANCIAL CONDITION

    General: The Company had net income of $19.6 million for the second quarter of 1995 compared to $23.6 million for the second quarter in 1994. The decrease in net income was primarily due to lower revenues as a result of decreased sales in all retail customer classes. The mild spring temperatures experienced during 1995, as compared to 1994, reduced the demand for air conditioning load.

    Net income for the six and twelve months ended June 30, 1995, was $37.4 million and $105.1 million, respectively, compared to $36.8 million and $96.9 million for the comparable periods of 1994, respectively. The increase in net income is primarily due to lower fuel and purchased power expenses as a result of the decrease in electric generation caused by the decrease in sales to residential and wholesale and interchange customers.

    Liquidity and Capital Resources: The KG&E common and preferred stock was redeemed in connection with the Merger, leaving 1,000 shares of common stock held by Western Resources. The debt structure of the Company and available sources of funds were not affected by the Merger.

    The Company's short-term financing requirements are satisfied through short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At June 30, 1995, short-term borrowing amounted to $25 million compared to $50 million at December 31, 1994.

    In 1986 the Company purchased corporate-owned life insurance policies on certain of its employees. On June 1, 1995, the Company increased its borrowings against the accumulated cash surrender values of the policies by $42.4 million.


OPERATING RESULTS

    The following discussion explains variances for the three, six and twelve months ended June 30, 1995, to the comparable periods of 1994.
<PAGE 17>
    Revenues: The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods.

    Increase (decrease) in electric sales volumes:

                                     3 Months    6 Months    12 Months
                                       Ended       Ended       Ended
         Residential                  (18.3)%     (11.2)%       (6.6)%
         Commercial                    (3.0)%      (0.9)%        2.9%
         Industrial                    (0.6)%       4.2%         4.1%
         Total Retail                  (6.5)%      (1.8)%        0.4%

         Wholesale & Interchange       (4.0)%     (29.1)%      (44.4)%
         Total electric sales          (6.2)%      (7.3)%      (10.0)%

    Revenues for the second quarter of 1995 decreased approximately seven percent to $144.7 million, compared to second quarter 1994 revenues of $155.0 million, primarily due to decreased sales in all retail customer classes. The cooler spring temperatures experienced in the Company's service territory during the second quarter of 1995 decreased the number of cooling degree days by 55 percent, as compared to the second quarter of last year, which reduced customer demand for air conditioning load. Also contributing to the decrease was an additional $1 million (Company's share) of amortization of the final merger refund for the three months ended June 30, 1995 compared to 1994.

    Revenues for the six and twelve months ended June 30, 1995, of $283.3 million and $611.6 million, decreased from revenues of $291.6 million and $619.6 million for the comparable periods of 1994, respectively. The decrease is largely due to decreased sales to residential and wholesale and interchange customers. Sales to residential customers were lower primarily due to mild winter and spring temperatures during 1995 as compared to 1994. The decrease in wholesale and interchange sales was primarily due to the higher sales during the twelve months ended June 30 1994 to other utilities while their generating units were down as a result of the 1993 floods. Also contributing to the decrease was an additional $1.9 million and $3.4 million, respectively, (Company's share) of amortization of the final merger refund.

    Operating Expenses: Total operating expenses decreased $7.5 million, $9.2 million and $20.5 million for the three, six and twelve months ended June 30, 1995 compared to the same periods of 1994, respectively. These decreases are attributable to decreases in fuel and purchase power expenses as a result of the decrease in electric generation due to lower sales to residential and wholesale and interchange customers. Partially offsetting these decreases was the expense related to the early retirement programs discussed below.

    Partially offsetting the decreases for the twelve months ended June 30, 1995, was increased federal income taxes due to the completion at December 31, 1993, of the accelerated amortization of deferred income tax reserves relating to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The completion of the amortization of these deferred income tax reserves increased income taxes and thereby reduced net income by approximately $6 million for the twelve months ended June 30, 1995 compared to 1994.
<PAGE 18>
    Other Income and Deductions: Other income and deductions, net of taxes, decreased for the three, six and twelve months ended June 30, 1995, compared to the same periods of 1994 primarily as a result of increased interest expense on higher COLI borrowings.

    Partially offsetting these decreases was a $1.6 million gain realized from the sale of rail cars during the first quarter of 1995.

    Interest Expense: Interest expense decreased approximately two percent for the three and six months ended and six percent for the twelve months ended June 30, 1995 compared to the same periods of 1994, respectively. These decreases resulted primarily from lower interest rates on variable-rate debt due to refinancing of higher cost fixed-rate debt. Also accounting for the decrease was the impact of increased COLI borrowings which reduced the need for other long-term debt and thereby reduced interest expense. COLI interest is reflected in Other Income and Deductions on the Statements of Income.


OTHER INFORMATION

    Merger Implementation: In accordance with the KCC Merger order, amortization of the acquisition adjustment will commence August 1995. The amortization will amount to approximately $20 million (after tax) per year for 40 years. Western Resources and the Company (combined companies) can recover the amortization of the acquisition adjustment through cost savings under a sharing mechanism approved by the KCC. While the combined companies have achieved savings from the Merger, there is no assurance that the savings achieved will be sufficient to, or the cost savings sharing mechanism will operate as to, fully offset the amortization of the acquisition adjustment.

    Early Retirement: In April 1995, Western Resources announced a voluntary early retirement program for employees 55 years of age and older with a minimum of 10 years of service as of July 1, 1995. Of the approximately 420 employees who were eligible for the voluntary retirement program, 216 accepted. Although the Company has no employees, costs of the early retirement program along with any cost savings realized by Western Resources will be allocated to the Company.

    In the second quarter of 1995, $5.5 million ($1.3 million Company's share). related to the early retirement program was recorded as expense. Western Resources estimates the cost savings for the program to be approximately $9.9 million ($2.3 million Company's share) annually.

    WCNOC also offered a voluntary early retirement program for employees 55 years of age and older with a minimum of 5 years of service as of June 1, 1995. The total cost of the program for the 56 of the 70 eligible employees who accepted early retirement was approximately $2.1 million (Company's share). WCNOC estimates the cost savings from the program to be approximately $1.7 million (Company's share) annually.
<PAGE 19>
KANSAS GAS AND ELECTRIC COMPANY
Part II Other Information



Item 5.  Other Information

Rate Plan: In April 1995, the Company announced it intends to file a proposal with the KCC in the summer of 1995 to increase the depreciation on the assets of Wolf Creek Generating Station by $59 million annually for seven years beginning in 1996. As a result, the Company will also seek to reduce electric rates for its customers by approximately $9 million annually for the same seven year period.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K:

     None


<PAGE 20>
                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


August 2, 1995                         By        Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel