Form 10-Q
period 1995-09-30
KANSAS GAS & ELECTRIC CO /KS/
filed 1995-10-27
CIK 54496

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C.  20549

                 [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended September 30, 1995


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

           Class                              Outstanding at October 27, 1995
 Common Stock (No par value)                            1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.




<PAGE 2>
                               KANSAS GAS AND ELECTRIC COMPANY
                                            INDEX



                                                                      Page No.

Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                     4 - 6

              Statements of Cash Flows                                 7 - 8

              Statements of Capitalization                               9

              Statements of Common Stock Equity                         10

              Notes to Financial Statements                             11

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    17


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                          20

Signature                                                               21

<PAGE 3>

                               KANSAS GAS AND ELECTRIC COMPANY
                                        BALANCE SHEETS
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                             September 30,     December 31,
                                                                  1995             1994
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . . .     $3,420,368       $3,390,406
  Less - Accumulated depreciation . . . . . . . . . . . . .        880,341          833,953
                                                                 2,540,027        2,556,453
  Construction work in progress . . . . . . . . . . . . . .         39,637           32,874
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . . .         49,484           39,890
    Net utility plant . . . . . . . . . . . . . . . . . . .      2,629,148        2,629,217

OTHER PROPERTY AND INVESTMENTS:
  Decommissioning trust . . . . . . . . . . . . . . . . . .         20,696           16,944
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          7,603           11,561
                                                                    28,299           28,505

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .             51               47
  Accounts receivable and unbilled revenues (net) . . . . .         89,450           67,833
  Advances to parent company  . . . . . . . . . . . . . . .        151,440           64,393
  Fossil fuel, at average cost. . . . . . . . . . . . . . .         15,824           13,752
  Materials and supplies, at average cost . . . . . . . . .         30,826           30,921
  Prepayments and other current assets. . . . . . . . . . .         23,312           16,662
                                                                   310,903          193,608

DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes  . . . . . . . . . . . . . .        102,789          102,789
  Deferred coal contract settlement costs . . . . . . . . .         15,448           17,944
  Phase-in revenues . . . . . . . . . . . . . . . . . . . .         48,248           61,406
  Other deferred plant costs. . . . . . . . . . . . . . . .         31,601           31,784
  Corporate-owned life insurance (net). . . . . . . . . . .          7,816            9,350
  Unamortized debt expense. . . . . . . . . . . . . . . . .         26,151           27,777
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         39,864           40,430
                                                                   271,917          291,480

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     $3,240,267       $3,142,810


CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see Statements) . . . . . . . . . . . . . .     $1,998,531       $1,925,196

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .         29,050           50,000
  Long-term debt due within one year. . . . . . . . . . . .         16,000             -
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         44,319           49,093
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .         60,343           15,737
  Accrued interest. . . . . . . . . . . . . . . . . . . . .         14,128            8,337
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          7,413           11,160
                                                                   171,253          134,327

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . . .        675,201          689,169
  Deferred investment tax credits . . . . . . . . . . . . .         73,783           74,841
  Deferred gain from sale-leaseback . . . . . . . . . . . .        245,110          252,341
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         76,389           66,936
                                                                 1,070,483        1,083,287
COMMITMENTS AND CONTINGENCIES (Note 3)
     TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .     $3,240,267       $3,142,810

The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 4>

                               KANSAS GAS AND ELECTRIC COMPANY
                                    STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                                    1995           1994
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  202,382     $  189,202

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          24,360         27,727
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           5,084          3,638
  Power purchased . . . . . . . . . . . . . . . . . . . . .           2,276          1,376
  Other operations. . . . . . . . . . . . . . . . . . . . .          27,831         26,092
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          11,460          9,957
  Depreciation and amortization . . . . . . . . . . . . . .          18,309         19,141
  Amortization of phase-in revenues . . . . . . . . . . . .           4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          26,774         23,521
    State income  . . . . . . . . . . . . . . . . . . . . .           6,482          5,575
    General . . . . . . . . . . . . . . . . . . . . . . . .          11,736         10,811
      Total operating expenses. . . . . . . . . . . . . . .         138,698        132,224

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          63,684         56,978

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (2,248)        (1,728)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            (852)           833
  Income taxes (net)  . . . . . . . . . . . . . . . . . . .           3,459          2,137
      Total other income and deductions . . . . . . . . . .             359          1,242

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          64,043         58,220

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          11,759         11,934
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           1,194          1,249
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .            (746)          (444)
      Total interest charges. . . . . . . . . . . . . . . .          12,207         12,739

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   51,836     $   45,481


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 5>

                               KANSAS GAS AND ELECTRIC COMPANY
                                    STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1995           1994
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  485,686     $  480,793

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          61,756         71,662
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .          14,848         11,733
  Power purchased . . . . . . . . . . . . . . . . . . . . .           3,482          4,869
  Other operations. . . . . . . . . . . . . . . . . . . . .          90,030         84,677
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          36,086         35,187
  Depreciation and amortization . . . . . . . . . . . . . .          54,978         57,402
  Amortization of phase-in revenues . . . . . . . . . . . .          13,158         13,158
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          42,252         41,594
    State income  . . . . . . . . . . . . . . . . . . . . .          10,944         10,160
    General . . . . . . . . . . . . . . . . . . . . . . . .          35,122         34,947
      Total operating expenses. . . . . . . . . . . . . . .         362,656        365,389

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .         123,030        115,404

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (5,785)        (3,721)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           1,978          3,641
  Income taxes (net)  . . . . . . . . . . . . . . . . . . .           7,278          5,375
      Total other income and deductions . . . . . . . . . .           3,471          5,295

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .         126,501        120,699

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          35,310         36,032
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           3,806          3,721
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .          (1,890)        (1,368)
      Total interest charges. . . . . . . . . . . . . . . .          37,226         38,385

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   89,275     $   82,314


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 6>

                               KANSAS GAS AND ELECTRIC COMPANY
                                    STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                    Twelve Months Ended
                                                                       September 30,
                                                                    1995           1994
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  624,773     $  616,890

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          80,477         94,443
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .          16,677         15,980
  Power purchased . . . . . . . . . . . . . . . . . . . . .           5,757          5,690
  Other operations. . . . . . . . . . . . . . . . . . . . .         120,413        110,998
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          48,887         48,355
  Depreciation and amortization . . . . . . . . . . . . . .          69,033         76,420
  Amortization of phase-in revenues . . . . . . . . . . . .          17,544         17,545
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          50,870         48,361
    State income  . . . . . . . . . . . . . . . . . . . . .          13,211         12,038
    General . . . . . . . . . . . . . . . . . . . . . . . .          45,267         45,468
      Total operating expenses. . . . . . . . . . . . . . .         468,136        475,298

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .         156,637        141,592

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (7,418)        (5,217)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           3,416          4,530
  Income taxes (net)  . . . . . . . . . . . . . . . . . . .           9,193          7,288
      Total other income and deductions . . . . . . . . . .           5,191          6,601

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .         161,828        148,193

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          47,105         48,187
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           5,268          5,585
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .          (2,032)        (1,585)
      Total interest charges. . . . . . . . . . . . . . . .          50,341         52,187

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $  111,487     $   96,006


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 7>

                               KANSAS GAS AND ELECTRIC COMPANY
                                  STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   89,275     $   82,314
  Depreciation and amortization . . . . . . . . . . . . . . .        54,978         57,402
  Other amortization (including nuclear fuel) . . . . . . . .        11,274          8,390
  Gain on sales of utility plant (net of tax) . . . . . . . .          (951)          -
  Deferred taxes and investment tax credits (net) . . . . . .       (16,470)        14,442
  Amortization of phase-in revenues . . . . . . . . . . . . .        13,158         13,158
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (14,757)       (13,600)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (7,231)        (7,230)
  Amortization of acquisition adjustment. . . . . . . . . . .         1,724           -
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .       (21,617)       (48,056)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .        (2,072)        (6,058)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (4,774)        (2,729)
    Interest and taxes accrued. . . . . . . . . . . . . . . .        49,769         42,871
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,856)        (3,844)
  Changes in other assets and liabilities . . . . . . . . . .         7,591        (18,165)
      Net cash flows from operating activities. . . . . . . .       152,041        118,895

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        65,850         65,646
  Sales of utility plant. . . . . . . . . . . . . . . . . . .        (1,723)          -
  Corporate-owned life insurance policies . . . . . . . . . .        25,643         24,588
  Death proceeds of corporate-owned life insurance. . . . . .          (250)          -
      Net cash flows used in investing activities . . . . . .        89,520         90,234

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       (20,950)      (113,500)
  Advances to parent company (net). . . . . . . . . . . . . .       (87,047)        (2,760)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .          -           160,422
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .           (25)       (46,440)
  Other long-term debt (net). . . . . . . . . . . . . . . . .          -           (67,893)
  Borrowings against life insurance policies (net). . . . . .        45,505         41,504
     Net cash flows from (used in) financing activities . . .       (62,517)       (28,667)

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .             4             (6)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            47             63
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       51     $       57

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   54,274      $  50,157
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        31,100         21,658


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 8>

                               KANSAS GAS AND ELECTRIC COMPANY
                                  STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                    Twelve Months Ended
                                                                       September 30,
                                                                    1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $  111,487     $   96,006
  Depreciation and amortization . . . . . . . . . . . . . . .        69,033         76,420
  Other amortization (including nuclear fuel) . . . . . . . .        13,789         11,436
  Gain on sales of utility plant (net of tax) . . . . . . . .          (951)          -
  Deferred taxes and investment tax credits (net) . . . . . .        (5,563)        31,499
  Amortization of phase-in revenues . . . . . . . . . . . . .        17,544         17,545
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (18,403)       (16,664)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (9,641)        (9,640)
  Amortization of acquisition adjustment. . . . . . . . . . .         1,724           -
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .       (30,282)        (8,776)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .        (2,172)        (2,196)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (4,047)        (7,964)
    Interest and taxes accrued. . . . . . . . . . . . . . . .        11,406         (2,353)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,934)        (2,029)
  Changes in other assets and liabilities . . . . . . . . . .        14,575        (23,957)
      Net cash flows from operating activities. . . . . . . .       163,565        159,327

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        90,084         89,168
  Sales of utility plant. . . . . . . . . . . . . . . . . . .        (1,723)          -
  Corporate-owned life insurance policies . . . . . . . . . .        27,473         26,169
  Death proceeds of corporate-owned life insurance. . . . . .          (250)          -
      Net cash flows used in investing activities . . . . . .       115,584        115,337

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       (13,250)       (19,700)
  Advances to parent company (net). . . . . . . . . . . . . .        44,112        (93,889)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .          -           160,422
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .           (25)      (121,440)
  Other long-term debt (net). . . . . . . . . . . . . . . . .          -           (13,980)
  Borrowings against life insurance policies (net). . . . . .        46,176         42,685
  Dividends to parent company . . . . . . . . . . . . . . . .      (125,000)          -
     Net cash flows from (used in) financing activities . . .       (47,987)       (45,902)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . .            (6)        (1,912)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            57          1,969
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       51     $       57

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   72,661      $  69,921
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        37,951         37,595


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 9>

                               KANSAS GAS AND ELECTRIC COMPANY
                                STATEMENTS OF CAPITALIZATION
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                September 30,         December 31,
                                                                     1995                 1994
COMMON STOCK EQUITY (see Statements):
  Common stock, without par value, authorized and issued
    1,000 shares. . . . . . . . . . . . . . . . . . . . . . .  $1,065,634           $1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . . .     248,845              159,570
    Total common stock equity . . . . . . . . . . . . . . . .   1,314,479   66%      1,225,204   64%

LONG-TERM DEBT:
  First Mortgage Bonds:
       Series                    Due         1995      1994
       5-5/8%                    1996      $ 16,000  $ 16,000
       7.6%                      2003       135,000   135,000
       6-1/2%                    2005        65,000    65,000
       6.20%                     2006       100,000   100,000
                                                                  316,000              316,000
  Pollution Control Bonds:
       5.10%                     2023        13,957    13,982
       Variable  (a)             2027        21,940    21,940
       7.0%                      2031       327,500   327,500
       Variable  (a)             2032        14,500    14,500
       Variable  (a)             2032        10,000    10,000
                                                                  387,897              387,922
       Total bonds. . . . . . . . . . . . . . . . . . . . . .     703,897              703,922

  Less:
    Unamortized premium and discount (net). . . . . . . . . .       3,845                3,930
    Long-term debt due within one year. . . . . . . . . . . .      16,000                 -
       Total long-term debt . . . . . . . . . . . . . . . . .     684,052   34%        699,992   36%

TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . . .  $1,998,531  100%     $1,925,196  100%


      (a)    Market-Adjusted Tax Exempt Securities (MATES).  As of September 30, 1995, the rates on these bonds ranged from 3.77% to 3.80%.


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 10>

                               KANSAS GAS AND ELECTRIC COMPANY
                              STATEMENTS OF COMMON STOCK EQUITY
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                           Common          Retained
                                                            Stock          Earnings
BALANCE DECEMBER 31, 1992, 1,000 shares. . . . . . .     $1,065,634       $   71,941

Net income . . . . . . . . . . . . . . . . . . . . .                         108,103


BALANCE DECEMBER 31, 1993, 1,000 shares. . . . . . .      1,065,634          180,044

Net income . . . . . . . . . . . . . . . . . . . . .                         104,526
Dividend to parent company . . . . . . . . . . . . .                        (125,000)


BALANCE DECEMBER 31, 1994, 1,000 shares. . . . . . .      1,065,634          159,570

Net Income . . . . . . . . . . . . . . . . . . . . .                          89,275


Balance September 30, 1995, 1,000 shares . . . . . .     $1,065,634       $  248,845


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

    The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1995 and December 31, 1994, and the results of its operations for the three, nine and twelve month periods ended September 30, 1995 and 1994. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

    The accounting policies of the Company are in accordance with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the Company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission
(FERC).

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future if increases in competition influence wholesale and retail pricing in this industry.

<PAGE 12>
    Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI), primarily with one highly rated major insurance company, are recorded on the balance sheets:

                                            September 30,     December 31,
                                                 1995             1994
                                                 (Dollars in Millions)
       Cash surrender value of contracts. .     $364.5           $320.6
       Borrowings against contracts . . . .     (356.7)          (311.2)
           COLI (net) . . . . . . . . . . .     $  7.8           $  9.4

    COLI borrowings will be repaid upon receipt of proceeds from death benefits under contracts. Increases in the cash surrender value of contracts, resulting from premiums and investment earnings, are recognized as income on a tax free basis in Corporate-owned Life Insurance (net) on the Statements of Income. For the three, nine and twelve months ended September 30, 1995, income from increases in cash surrender value, net of premium and administrative expenses and income from death proceeds, was $4.6 million, $12.7 million and $16.7 million, respectively, compared to $3.9 million, $11.7 million and $14.4 million for the three, nine and twelve months ended September 30, 1994, respectively. Interest expense on COLI borrowings is recorded as a tax deductible expense in Corporate-owned Life Insurance (net) on the Statements of Income. For the three, nine and twelve months ended September 30, 1995, interest expense on COLI borrowings was $6.9 million, $18.5 million and $24.1 million, respectively, compared to $5.6 million, $15.4 million and $20.1 million for the three, nine, and twelve months ended September 30, 1994, respectively. The U.S. Congress is considering legislation which, if enacted, may substantially reduce or eliminate interest deductions on loans from COLI policies purchased after June 20, 1986. The Company purchased its COLI policies prior to June 20, 1986.

    Statements of Cash Flows: For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand and highly liquid collateralized debt instruments purchased with maturities of three months or less.

2.  RATE MATTERS AND REGULATION

    KCC Rate Proceedings: On August 17, 1995, the Company filed with the KCC a request to more rapidly recover its investment in its assets of Wolf Creek over the next seven years. If the request is granted, depreciation expense for Wolf Creek will increase by approximately $50 million for each of the next seven years. As a result of this proposal, the Company will also seek to reduce electric rates for its customers by approximately $9 million annually for the same seven year period based upon this accelerated depreciation.

    The request also reduces the annual depreciation by approximately $3 million for electric transmission, distribution and certain generating plant assets to reflect the effect of increasing useful lives of these properties.

    Historically, the methods and rates of depreciation used by the Company have not varied materially from the methods and rates which would have been used if the Company were not regulated and not subject to the provisions prescribed by Statement of Financial Accounting Standards No.71, "Accounting
<PAGE 13>
for the Effects of Certain Types of Regulations" (SFAS 71). In the past, the methods and rates have been determined by depreciation studies and approved by the various regulatory bodies. The Company periodically evaluates its depreciation rates considering the past and expected future experience in the operation of its facilities. The proposal filed by the Company referred to above, would bring the capital costs of Wolf Creek down to a level more closely paralleling that of fossil-fueled generating facilities.

3.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The Company was previously associated with six former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The Company and the Kansas Department of Health and Environment (KDHE) conducted preliminary assessments of these sites in 1993 and 1994. The results of the preliminary investigations determined the Company does not have a connection to two of the sites.

    The Company and KDHE entered into a consent agreement governing all future work at the four remaining sites. The terms of the consent agreement will allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis.
The prioritized sites will be investigated over a 10 year period. The agreement will allow the Company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. The costs incurred for site investigation and risk assessment in 1994 were minimal and are expected to be minimal in 1995. The Company is aware of other utilities in Region VII of the EPA (Kansas, Missouri, Nebraska, and Iowa) which have incurred remediation costs for such sites ranging between $500,000 and $10 million, depending on the site. The KCC has permitted another Kansas utility to recover its remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation and number of years over which the remediation must be completed.

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

    The Company along with the other co-owners of Wolf Creek are among 14 companies that filed a lawsuit on June 20, 1994, seeking an interpretation of the DOE's obligation to begin accepting spent nuclear fuel for disposal in 1998. The Federal Nuclear Waste Policy Act requires DOE ultimately to accept and dispose of nuclear utilities' spent fuel. The DOE has filed a motion to have this case dismissed. The issue to be decided in this case is whether DOE must begin accepting spent fuel in 1998 or at a future date. Wolf Creek contains an on-site spent fuel storage facility which, under current regulatory guidelines, provides space for the storage of spent fuel through the year 2006 while still maintaining full core off-load capability. The Company believes adequate additional storage space can be obtained as necessary.
<PAGE 14>

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

    The Company's investment in the decommissioning fund, including reinvested earnings was $20.7 million and $16.9 million at September 30, 1995 and December 31, 1994, respectively. These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Balance Sheets.

    The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board (FASB) has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. The Company has historically recorded estimated decommissioning costs as a liability rather than including these costs with accumulated depreciation.

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

<PAGE 15>
    The Owners carry decontamination liability, premature decommissioning liability, and property damage insurance for Wolf Creek totalling approximately $2.8 billion ($1.3 billion, Company's share). This insurance is provided by a combination of "nuclear insurance pools" ($500 million) and Nuclear Electric Insurance Limited (NEIL) ($2.3 billion). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The Company's share of any remaining proceeds can be used for property damage up to $1.2 billion (Company's share) and premature decommissioning costs up to $118 million (Company's share) in excess of funds previously collected for decommissioning (as discussed under "Decommissioning").

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

    Federal Income Taxes: In April 1995, The Company reached a settlement agreement, in principal, with the IRS on its examination of the Company's federal income tax returns for the years 1984-1986 and 1987-1988. All issues in these two cases are tentatively resolved. The Company is now revising the tax calculations for the settlement. The Company anticipates an additional assessment of approximately $7 million in tax and interest as a result of these examinations. This assessment is expected to be offset by investment tax credit carryforwards, alternative minimum tax credit carryforwards, or deferred tax provisions.
<PAGE 16>

    The IRS examination of the Company's federal income tax returns for the years 1989-1990 is pending the completion of the 1984-1988 examinations. Based upon the above settlement agreements and available tax credits, the Company believes it will owe no tax for the years 1989-1990.

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


4.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35 percent. The Federal statutory rate produces effective income tax rates of 39.1% and 39.0% for the three month periods, 37.3% and 38.6% for the nine month periods, and 36.5% and 38.6% for the twelve months ended September 30, 1995 and 1994, respectively. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.

<PAGE 17>
                               KANSAS GAS AND ELECTRIC COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 7 of the Company's Annual Report on Form 10-K for 1994.

    The following updates the information provided in the 1994 Form 10-K, and analyzes the changes in the results of operations between the three, nine and twelve month periods ended September 30, 1995 and comparable periods of 1994.


FINANCIAL CONDITION

    General: The Company had net income of $51.8 million for the third quarter of 1995 compared to $45.5 million for the third quarter in 1994. The increase in net income was primarily due to higher revenues as a result of increased sales in all retail customer classes. The warmer summer temperatures experienced in the Company's service territory during 1995, as compared to 1994, resulted in an increased demand for air conditioning load.

    Net income for the nine and twelve months ended September 30, 1995, was $89.2 million and $111.5 million, respectively, compared to $82.3 million and $96.0 million for the comparable periods of 1994, respectively. The increase in net income is attributed to higher revenues in all retail customer classes.


    Liquidity and Capital Resources: The KG&E common and preferred stock was redeemed in connection with the Merger, leaving 1,000 shares of common stock held by Western Resources. The debt structure of the Company and available sources of funds were not affected by the Merger.

    The Company's short-term financing requirements are satisfied through short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At September 30, 1995, short-term borrowing amounted to $29 million compared to $50 million at December 31, 1994.

    In 1986 the Company purchased corporate-owned life insurance policies on certain of its employees. On June 1, 1995, the Company increased its borrowings against the accumulated cash surrender values of the policies by $42.4 million.


OPERATING RESULTS

    The following discussion explains variances for the three, nine and twelve months ended September 30, 1995, to the comparable periods of 1994.

    Revenues: The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods.

<PAGE 18>
    Increase (decrease) in electric sales volumes:

                                     3 Months    9 Months    12 Months
                                       Ended       Ended       Ended
         Residential                   16.8%       (0.2)%       1.4%
         Commercial                     6.1%        1.9%        3.6%
         Industrial                     8.3%        5.7%        5.4%
         Total Retail                  10.4%        2.8%        3.7%

         Wholesale & Interchange       (4.1)%     (22.9)%     (34.9)%
         Total electric sales           8.6%       (1.6)%      (4.2)%

    Revenues for the third quarter of 1995 increased approximately seven percent to $202.4 million, compared to third quarter 1994 revenues of $189.2 million, primarily due to increase sales in all retail customer classes. The warmer summer temperatures experienced in the Company's service territory during the third quarter of 1995 increased the number of cooling degree days by fourteen percent, as compared to the third quarter of last year, which increased customer demand for air conditioning load.

    Revenues for the nine and twelve months ended September 30, 1995, increased approximately one percent to $485.7 million and $624.8 million, respectively, from revenues of $480.8 million and $616.9 million for the comparable periods of 1994, respectively. The slight increases can be attributed to higher revenues in all retail customer classes due to the warmer summer temperatures during 1995 as compared to last year.

    Operating Expenses: Total operating expenses increased $6.5 million for the three months ended September 30, 1995, compared to the same period of 1994. The increase is attributable to increases in federal and state income taxes as a result of higher net income and higher operating expenses due to the increase in generation to meet customer demand for air conditioning load.

    Total operating expenses for the nine and twelve months ended September 30, 1995, decreased approximately one percent compared to the same periods of 1994. These decreases are primarily the result of the decrease in the unit cost of fossil fuel used for generation.

    Partially offsetting these decreases was the expense related to the early retirement programs, higher operations and maintenance costs, and the increase in federal and state income taxes as a result of higher net income. In the second quarter of 1995, $3.4 million related to early retirement programs was recorded as an expense.

    Other Income and Deductions: Other income and deductions, net of taxes, decreased for the three, nine and twelve months ended September 30, 1995, compared to the same periods of 1994 primarily as a result of increased interest expense on higher COLI borrowings. (See Note 1 of Notes to Financial Statements with respect to proposed legislation in the U.S. Congress relating to COLI.) Also contributing to the increase was the beginning of the amortization of the merger acquisition adjustment in August 1995. During the third quarter of 1995, $1.7 million of the acquisition adjustment was amortized.
<PAGE 19>

    Partially offsetting these decreases for the nine and twelve months ended was a $1.6 million gain realized from the sale of rail cars during the first quarter of 1995.

    Interest Expense: Interest expense decreased $0.5 million, $1.2 million, and $1.8 million for the three, nine and twelve months ended September 30, 1995 compared to the same periods of 1994, respectively. These decreases resulted primarily from lower debt balances. Also accounting for the decrease was the impact of increased COLI borrowings which reduced the need for other long-term debt and thereby reduced interest expense. COLI interest is reflected in Other Income and Deductions on the Statements of Income. (See
Note 1 of Notes to Financial Statements with respect to proposed legislation in the U.S. Congress relating to COLI.)


OTHER INFORMATION

    Merger Implementation: In accordance with the KCC Merger order, amortization of the acquisition adjustment commenced in August 1995. The amortization will amount to approximately $20 million (pre-tax) per year for 40 years. Western Resources and the Company (combined companies) can recover the amortization of the acquisition adjustment through cost savings under a sharing mechanism approved by the KCC.

    Based on the order issued by the KCC with regard to the recovery of the acquisition premium, Western Resources and the Company (combined companies) must achieve a level of savings on an annual basis (considering sharing provisions) of approximately $27 million in order to recover the entire acquisition premium. To the extent that the combined companies actual operations and maintenance expense is lower than the KCC-stipulated utility price index, the combined companies will show merger savings. Western Resources has calculated 1994 annual savings, in conformance with the KCC order, associated with the acquisition to be in excess of $27 million. As Western Resources' management presently expects to continue this level of savings, the amount is expected to be sufficient to allow the full recovery of the acquisition premium.

    KCC Rate Proceedings: On August 17, 1995, the Company filed a regulatory package with the KCC to more rapidly recover its investment in its assets of Wolf Creek over the next seven years. As a result of this proposed reduction, the Company also sought permission to reduce electric rates by approximately $9 million each year for the next seven years. The reduction in revenues is anticipated to be partially offset by an annual $3 million reduction in the depreciation of transmission and distribution assets. Additionally offsetting the proposed rate decrease are $4.0 million in savings anticipated from the early retirement programs completed in the second quarter of 1995. The Company continues its Project BLUEPRINT, which is anticipated to further reduce operation, maintenance, and construction expenditures. The regulatory package speaks to regulators' concerns as well as addressing the Company's short- and long-term needs. A decision is expected, from the KCC, by the spring of 1996. For additional information relating to these rate proceedings, see Note 2 of Notes to Financial Statements.


<PAGE 20>
KANSAS GAS AND ELECTRIC COMPANY
Part II Other Information



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K:

     Form 8-K dated August 18, 1995


<PAGE 21>

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


October 27, 1995                         By      Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel