Form 10-K
period 1995-12-31
KANSAS GAS & ELECTRIC CO /KS/
filed 1996-03-27
CIK 54496

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995

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

 Common Stock, No par value                              1,000 Shares
   (Title of each class)                      (Outstanding at March 27, 1996)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x     No

Registrant meets the conditions of General Instruction J(1)(a) and (b) to Form 10-K for certain wholly-owned subsidiaries and is therefore filing an abbreviated form.


<PAGE 2>
                 KANSAS GAS AND ELECTRIC COMPANY
                            FORM 10-K
                        December 31, 1995

                        TABLE OF CONTENTS

     Description                                                       Page

PART I
     Item 1.  Business                                                   3

     Item 2.  Properties                                                11

     Item 3.  Legal Proceedings                                         12

     Item 4.  Submission of Matters to a Vote of
                Security Holders                                        12

PART II
     Item 5.  Market for Registrant's Common Equity and
                Related Stockholder Matters                             12

     Item 6.  Selected Financial Data                                   12

     Item 7.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              13

     Item 8.  Financial Statements and Supplementary Data               18

     Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     40

PART III
     Item 10. Directors and Executive Officers of the
                Registrant                                              41

     Item 11. Executive Compensation                                    42

     Item 12. Security Ownership of Certain Beneficial
                Owners and Management                                   42

     Item 13. Certain Relationships and Related Transactions            42

PART IV
     Item 14. Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                     43

     Signatures                                                         46







<PAGE 3>                      PART I

ITEM 1.  BUSINESS


ACQUISITION AND MERGER

    On March 31, 1992, Western Resources, Inc. (formerly The Kansas Power and Light Company) (Western Resources) through its wholly-owned subsidiary KCA Corporation (KCA), acquired all of the outstanding common and preferred stock of Kansas Gas and Electric Company (KGE) (the Merger). Simultaneously, KCA and Kansas Gas and Electric Company merged and adopted the name Kansas Gas and Electric Company (the Company, KGE).

    Additional information relating to the Merger can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

    The Company is an electric public utility engaged in the generation, transmission, distribution and sale of electric energy in the southeastern quarter of Kansas including the Wichita metropolitan area. The Company owns 47% of Wolf Creek Nuclear Operating Corporation, the operating company for Wolf Creek Generating Station (Wolf Creek). Corporate headquarters of the Company is located in Wichita, Kansas. The Company has no gas properties. At December 31, 1995, the Company had no employees. All employees are provided by the Company's parent, Western Resources, Inc. (Western Resources).

    In January 1996, the KCC initiated an order for a generic investigation to analyze matters related to the potential restructuring of the electric industry and the overall implications to both utilities and public interests within the state of Kansas. This order was initiated given recent developments at the Federal Energy Regulatory Commission (FERC), other state regulatory agencies and increased competition among utilities related to large industrial electric customers. The order was established as a means to define the KCC's role within the electric generation industry as it may become more competitive, and address any developments as they may occur. Currently, there are no proceedings or actions at the KCC which would open the Company's current electric markets to greater competition, nor establish guidelines at to a change in the degree of regulatory oversight that the KCC has on the Company's operations.

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





<PAGE 4>

ELECTRIC OPERATIONS

General

    The Company supplies electric energy at retail to approximately 275,000 customers in 139 communities in Kansas. The Company also supplies electric energy to 27 communities and 1 rural electric cooperative, and has contracts for the sale, purchase or exchange of electricity with other utilities at wholesale.


The Company's electric sales for the last five years were as follows:

                     1995         1994        1993        1992        1991
                                       (Thousands of MWH)
   Residential       2,385        2,384       2,386       2,102       2,341
   Commercial        2,095        2,068       1,991       1,892       1,908
   Industrial        3,542        3,371       3,323       3,248       3,194
   Wholesale and
     Interchange     1,292        1,590       2,004       1,267       1,168
   Other                45           45          45          46          46
   Total             9,359        9,458       9,749       8,555       8,657


    The Company's electric revenues for the last five years were as follows:

                      1995         1994        1993        1992        1991
                                      (Dollars in Thousands)
    Residential     $221,628     $220,067    $219,069    $194,142    $219,907
    Commercial       171,654      167,499     162,858     154,005     155,847
    Industrial       182,930      181,119     179,256     174,226     172,953
    Wholesale and
      Interchange     31,143       38,750      45,843      28,086      29,989
    Other             16,513       12,445       9,971       6,792      16,272
    Total           $623,868     $619,880    $616,997    $554,251    $594,968

Capacity

    The aggregate net generating capacity of the Company's system is presently 2,501 megawatts (MW). The system comprises interests in twelve fossil fueled steam generating units, one nuclear generating unit (47% interest) and one diesel generator, located at seven generating stations. One of the twelve fossil fueled units (70 MW capacity) has been "mothballed" for future use (See
Item 2. Properties).

    The Company's 1995 peak system net load occurred on July 11, 1995 and amounted to 1,855 MW. The Company's net generating capacity together with power available from firm interchange and purchase contracts, provided a capacity margin of approximately 17% above system peak responsibility at the time of the peak.

    The Company and ten companies in Kansas and western Missouri have agreed to provide capacity (including margin), emergency and economy services for each other. This arrangement is called the MOKAN Power Pool. The pool participants also coordinate the planning of electric generating and transmission facilities.
<PAGE 5>
    The Company is one of 47 members of the Southwest Power Pool (SPP). SPP's responsibility is to maintain system reliability on a regional basis. The region encompasses areas within the eight states of Kansas, Missouri, Oklahoma, New Mexico, Texas, Louisiana, Arkansas, and Mississippi.

    In 1994, the Company joined the Western Systems Power Pool (WSPP). Under this arrangement, over 103 electric utilities and marketers throughout the western United States have agreed to market energy and to provide transmission services. WSPP's intent is to increase the efficiency of the interconnected power systems operations over and above existing operations. Services available include short-term and long-term economy energy transactions, unit commitment service, firm capacity and energy sales, energy exchanges, and transmission service by intermediate systems.

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

Future Capacity

    The Company does not contemplate any significant expenditures in connection with construction of any major generating facilities through the turn of the century (See Item 7. Management's Discussion and Analysis, Liquidity and Capital Resources). The Company has capacity available which may not be fully utilized by growth in customer demand for at least 4 years. The Company continues to market this capacity and energy to other utilities.

Fuel Mix

    The Company's coal-fired units comprise 1,100 MW of the total 2,501 MW of generating capacity and the Company's nuclear unit provides 548 MW of capacity. Of the remaining 853 MW of generating capacity, units that can burn either natural gas or oil account for 850 MW, and the remaining unit which burns only diesel fuel accounts for 3 MW (See Item 2. Properties).

    During 1995, low sulfur coal was used to produce 52% of the Company's electricity. Nuclear produced 40% and the remainder was produced from natural gas, oil, or diesel fuel. During 1996, based on the Company's estimate of the availability of fuel, coal will to be used to produce approximately 61% of the Company's electricity and nuclear will be used to produce 31%.

    The Company's fuel mix fluctuates with the operation of nuclear powered Wolf Creek which has an 18-month refueling and maintenance schedule. The 18-month schedule permits uninterrupted operation every third calendar year. Wolf Creek was taken off-line on February 3, 1996 for its eighth refueling and maintenance outage. The outage is expected to last approximately 60 days during which time electric demand will be met primarily by the Company's coal-fired operating units.

<PAGE 6>




Nuclear

    The owners of Wolf Creek have on hand or under contract 75% of the uranium required for operation of Wolf Creek through the year 2003. The balance is expected to be obtained through spot market and contract purchases. The Company has four contracts with the following three suppliers for uranium:
Cameco, Geomex Minerals, Inc., and Power Resources, Inc.

    The Company has three contracts for uranium enrichment performed by USEC, Urenco and Nuexco Trading Corp. These contractual arrangements cover 100% of Wolf Creek's uranium enrichment requirements for 1996-1997, 90% for 1998-1999, 95% for 2000-2001 and 100% for 2005-2014. The balance of the 1998-2005 requirements is expected to be obtained through a combination of spot market and contract purchases. The decision not to contract for the full enrichment requirements is one of cost rather than availability of service.

    A contractual arrangement is in place with Cameco for the conversion of uranium to uranium hexafluoride sufficient to meet Wolf Creek's requirements through the year 2000.

    The Company has entered into all of its uranium, uranium enrichment and uranium hexaflouride arrangements during the ordinary course of business and is not substantially dependent upon these agreements. The Company believes there are other suppliers and plentiful sources available at reasonable prices to replace, if necessary, these contracts. In the event that the Company were required to replace these contracts, it would not anticipate a substantial disruption of its business.

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

    Additional information with respect to insurance coverage applicable to the operations of the Company's nuclear operating facility is set forth in
Note 2 of the Notes to Financial Statements.

Coal

    The three coal-fired units at Jeffrey Energy Center (JEC) have an aggregate capacity of 428 MW (KGE's 20% share) (See Item 2. Properties). Western Resources, the operator of JEC, and KGE, have a long-term coal supply contract with Amax Coal West, Inc. (AMAX), a subsidiary of Cyprus Amax Coal Company, to supply low sulfur coal to JEC from AMAX's Eagle Butte Mine or an alternate mine source of AMAX's Belle Ayr Mine, both located in the Powder River Basin in Campbell County, Wyoming. The contract expires December 31, 2020. The contract contains a schedule of minimum annual delivery quantities based on MMBtu provisions. The coal to be supplied is surface mined and has an average Btu content of approximately 8,300 Btu per pound and an average
<PAGE 7>
sulfur content of .43 lbs/MMBtu (See Environmental Matters). The average delivered cost of coal for JEC was approximately $1.13 per MMBtu or $18.71 per ton during 1995.

    Coal is transported by Western Resources from Wyoming under a long-term rail transportation contract with Burlington Northern (BN) and Union Pacific
(UP) to JEC through December 31, 2013. Rates are based on net load carrying capabilities of each rail car. Western Resources provides 890 aluminum rail cars, under a 20 year lease, to transport coal to JEC.

    The two coal-fired units at La Cygne Station have an aggregate generating capacity of 672 MW (KGE's 50% share) (See Item 2. Properties). The operator, Kansas City Power & Light Company (KCPL), maintains coal contracts as discussed in the following paragraphs.

    La Cygne 1 uses low sulfur Powder River Basin coal which is supplied under a variety of spot market transactions, discussed below. Illinois or Kansas/Missouri coal is blended with the Powder River Basin coal and is secured from time to time under spot market arrangements. La Cygne 1 uses a blend of 85% Powder River Basin coal.

    La Cygne 2 and additional La Cygne 1 Powder River Basin coal is supplied through several contracts expiring at various times through 1998. This low sulfur coal had an average Btu content of approximately 8,500 Btu per pound and a maximum sulfur content of .50 lbs/MMBtu (See Environmental Matters).
For 1996, KCPL has secured Powder River Basin coal from Powder River Coal Company, a subsidiary of Peabody Coal Company. Transportation is covered by KCPL through its Omnibus Rail Transportation Agreement with BN and Kansas City Southern Railroad through December 31, 2000.

    During 1995, the average delivered cost of all local and Powder River Basin coal procured for La Cygne 1 was approximately $0.88 per MMBtu or $15.31 per ton and the average delivered cost of Powder River Basin coal for La Cygne 2 was approximately $0.75 per MMBtu or $12.56 per ton.

    The Company has entered into all of its coal and transportation contracts during the ordinary course of business and is not substantially dependent upon these contracts. The Company believes there are other supplies for and plentiful sources of coal available at reasonable prices to replace, if necessary, fuel to be supplied pursuant to these contracts. In the event that the Company were required to replace its coal or transportation agreements, it would not anticipate a substantial disruption of the Company's business.

Natural Gas

    The Company uses natural gas as a primary fuel in its Gordon Evans and Murray Gill Energy Centers. Natural gas for these generating stations is supplied by readily available gas from the spot market. Short-term economical spot market purchases will supply the system with the flexible natural gas supply to meet operational needs.

Oil

    The Company uses oil as an alternate fuel when economical or when interruptions to natural gas make it necessary. Oil is also used as a supplemental fuel at JEC and La Cygne generating stations. All oil burned by
<PAGE 8>
the Company during the past several years has been obtained by spot market purchases. At December 31, 1995, the Company had approximately 676 thousand gallons of No. 2 oil and 11 million gallons of No. 6 oil which is believed to be sufficient to meet emergency requirements and protect against lack of availability of natural gas and/or the loss of a large generating unit.

Other Fuel Matters

    The Company's contracts to supply fuel for its coal and natural gas-fired generating units, with the exception of JEC, do not provide full fuel requirements at the various stations. Supplemental fuel is procured on the spot market to provide operational flexibility and, when the price is favorable, to take advantage of economic opportunities.

    Set forth in the table below is information relating to the weighted average cost of fuel used by the Company.
                                  1995     1994     1993     1992     1991
    Per Million Btu:
          Nuclear                $0.40    $0.36    $0.35    $0.34    $0.32
          Coal                    0.91     0.90     0.96     1.25     1.32
          Gas                     1.68     1.98     2.37     1.95     1.74
          Oil                     4.00     3.90     3.15     4.28     4.13

    Cents per KWH Generation      0.82     0.89     0.93     0.98     1.09

Environmental Matters

    The Company currently holds all Federal and State environmental approvals required for the operation of its generating units. The Company believes it is presently in substantial compliance with all air quality regulations (including those pertaining to particulate matter, sulfur dioxide and nitrogen oxides (NOx)) promulgated by the State of Kansas and the Environmental Protection Agency (EPA).

    The Federal sulfur dioxide standards applicable to the Company's JEC and La Cygne 2 units, prohibit the emission of more than 1.2 pounds of sulfur dioxide per million Btu of heat input. Federal particulate matter emission standards applicable to these units prohibit: (1) the emission of more than
0.1 pounds of particulate matter per million Btu of heat input and (2) an opacity greater than 20%. Federal NOx emission standards applicable to these units prohibit the emission of more than 0.7 pounds of NOx per million Btu of heat input.

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

    The Kansas Department of Health and Environment regulations, applicable to the Company's other generating facilities, prohibit the emission of more than
3.0 pounds of sulfur dioxide per million Btu of heat input at the Company's generating units. The Company has sufficient low sulfur coal under contract (See Coal) to allow compliance with such limits at La Cygne 1. All facilities burning coal are equipped with flue gas scrubbers and/or electrostatic
<PAGE 9>
precipitators.

    The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and NOx emissions with Phase I effective in 1995 and Phase II effective in 2000 and a probable reduction in toxic emissions by a future date not yet determined. To meet the monitoring and reporting requirements under the Act's acid rain program, the Company installed continuous monitoring and reporting equipment at a total cost of approximately $2.3 million. The Company does not expect additional equipment to reduce sulfur emissions to be necessary under Phase II. Although the Company currently has no Phase I affected units, the Company has applied for and has been accepted for an early substitution permit to bring the co-owned La Cygne Generating Station under the Phase I regulations.

    The NOx and toxic limits, which were not set in the law, were proposed by the EPA in January 1996. The Company is currently evaluating the steps it will need to take in order to comply with the proposed new rules, but is unable to determine its compliance options or related compliance costs until the evaluation is finished later this year. The Company will have three years to comply with the new rules.

    All of the Company's generating facilities are in substantial compliance with the Best Practicable Technology and Best Available Technology regulations issued by EPA pursuant to the Clean Water Act of 1977. Most EPA regulations are administered in Kansas by the Kansas Department of Health and Environment.

    Additional information with respect to Environmental Matters is discussed in Note 2 of the Notes to Financial Statements.


FINANCING

    The Company's ability to issue additional debt is restricted under limitations imposed by the Mortgage and Deed of Trust of the Company.

    The Company's mortgage prohibits additional first mortgage bonds from being issued (except in connection with certain refundings) unless the Company's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than two and one-half times the annual interest charges on, or 10% of the principal amount of, all first mortgage bonds outstanding after giving effect to the proposed issuance.
Based on the Company's results for the 12 months ended December 31, 1995, approximately $937 million principal amount of additional first mortgage bonds could be issued (7.25% interest rate assumed).

    KGE bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1995, the Company had approximately $1.3 billion of net bondable property additions not subject to an unfunded prior lien entitling the Company to issue up to $922 million principal amount of additional bonds. As of December 31, 1995, $1 million in additional bonds could be issued on the basis of retired bonds.


<PAGE 10>
REGULATION AND RATES

    The Company is subject as an operating electric utility to the jurisdiction of the Kansas Corporation Commission (KCC) which has general regulatory authority over the Company's rates, extensions and abandonments of service and facilities, valuation of property, the classification of accounts and various other matters. The Company is also subject to the jurisdiction of the FERC and the KCC with respect to the issuance of the Company's securities.

    Additionally, the Company is subject to the jurisdiction of the FERC, including jurisdiction as to rates with respect to sales of electricity for resale, and the Nuclear Regulatory Commission as to nuclear plant operations and safety.

    Additional information with respect to Regulation and Rates is discussed in Notes 1 and 3 of the Notes to Financial Statements.


EXECUTIVE OFFICERS OF THE COMPANY
                                                    Other Offices or Positions
   Name             Age      Present Office        Held During Past Five Years

William B. Moore     43   Chairman of the Board     Vice President, Finance
                            and President (since    Western Resources, Inc.
                            June 1995)

Richard D. Terrill   41   Secretary, Treasurer
                            and General Counsel

Executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the officers, nor any arrangements or understandings between any officer and other persons pursuant to which he/she was appointed as an officer.
<PAGE 11>

ITEM 2.  PROPERTIES

    The Company owns or leases and operates an electric generation, transmission, and distribution system in Kansas.

    During the five years ended December 31, 1995, the Company's gross property additions totaled $389,689,000 and retirements were $127,740,000.


ELECTRIC FACILITIES
                                Unit       Year     Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (2)

Gordon Evans Energy Center:
     Steam Turbines               1        1961     Gas--Oil         150
                                  2        1967     Gas--Oil         367

Jeffrey Energy Center (20%) (3):
     Steam Turbines               1        1978       Coal           140
                                  2        1980       Coal           147
                                  3        1983       Coal           141

La Cygne Station (50%) (3):
     Steam Turbines               1        1973       Coal           341
                                  2        1977       Coal           331

Murray Gill Energy Center:
     Steam Turbines               1        1952     Gas--Oil          46
                                  2        1954     Gas--Oil          74
                                  3        1956     Gas--Oil         107
                                  4        1959     Gas--Oil         106

Neosho Energy Center:
     Steam Turbine                3        1954     Gas--Oil           0  (1)

Wichita Plant:
     Diesel Generator             5        1969      Diesel            3

Wolf Creek Generating Station (47%)(3):
     Nuclear                      1        1985     Uranium          548

     Total                                                         2,501


(1) This unit has been "mothballed" for future use.

(2) Based on MOKAN rating.

(3) The Company jointly owns Jeffrey Energy Center (20%), La Cygne Station (50%) and Wolf Creek Generating Station (47%).

<PAGE 12>
ITEM 3.  LEGAL PROCEEDINGS

    Information on legal proceedings involving the Company is set forth in Notes 2, 3, and 9 of Notes to Financial Statements included herein. See also
Item 1. Business, Environmental Matters, and Regulation and Rates.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Information required by Item 4 is omitted pursuant to General Instruction J(2)(c) to Form 10-K.


                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is owned by Western Resources and is not traded on an established public trading market.


ITEM 6.  SELECTED FINANCIAL DATA

                                      1995        1994        1993        1992        1991
                                                    (Dollars in Thousands)

Income Statement Data:

Operating revenues . . . . . . .   $  623,868  $  619,880  $  616,997  $  554,251  $  594,968
Operating expenses . . . . . . .      474,864     470,869     469,616     424,089     468,885
Operating income . . . . . . . .      149,004     149,011     147,381     130,162     126,083
Net income . . . . . . . . . . .      110,873     104,526     108,103      77,981      53,602


Balance Sheet Data:

Gross electric plant in service.   $3,427,928 $3,390,406  $3,339,832  $3,293,365  $2,468,959
Construction work in progress. .       40,810     32,874      28,436      29,634      13,612
Total assets . . . . . . . . . .    3,203,414  3,237,684   3,187,479   3,279,232   2,350,546
Long-term debt . . . . . . . . .      684,082    699,992     653,543     871,652     850,851


Interest coverage ratio (before
  income taxes, including
  AFUDC) . . . . . . . . . . . .         4.11       4.02        3.58        2.35        1.90

Ratio of Earnings to Fixed Charge        2.58       2.61        2.60        1.89        1.59

<PAGE 13>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

    GENERAL: The Company had net income of $110.9 million for 1995 compared to net income of $104.5 million in 1994. The increase in net income is primarily due to increased retail sales and the receipt of death benefit proceeds from corporate-owned life insurance policies in the fourth quarter of 1995.

    LIQUIDITY AND CAPITAL RESOURCES: The Company's liquidity is a function of its ongoing construction and maintenance program designed to improve facilities which provide electric service and meet future customer service requirements.

    During 1995, construction expenditures for the Company's electric system were approximately $65 million and nuclear fuel expenditures were approximately $28 million. It is projected that adequate capacity margins will be maintained through the turn of the century. The construction program is focused on providing service to new customers and improving present electric facilities.

    Capital expenditures for 1996 through 1998 are anticipated to be as follows:

                                    Electric       Nuclear Fuel
                                     (Dollars in Thousands)
            1996. . . . . . . . . .  $51,800         $ 3,300
            1997. . . . . . . . . .   51,900          22,300
            1998. . . . . . . . . .   49,200          20,800

    These expenditures are estimates prepared for planning purposes and are subject to revisions.

    The Company's net cash flows to capital expenditures exceeded 100% for 1995 and during the last five years has also averaged in excess of 100%. This ratio indicates the extent to which the Company is able to fund its capital expenditures with cash flow from operating activities. This ratio is calculated from the Company's Statements of Cash Flows as net cash flow from operating activities, less changes in working capital, less dividends on common stock, divided by additions to utility plant. The Company anticipates all of its cash requirements for capital expenditures through 1998 will be provided from net cash flows. The Company also has $16 million of bonds maturing through 2000, all in 1996, which will be provided from internal and external sources available under then existing financial conditions.

    The embedded cost of long-term debt was 7.3% at December 31, 1995 and December 31, 1994.

    In 1986, the Company purchased corporate-owned life insurance policies
(COLI) on certain of its employees. The annual cash outflow for the premiums on these policies was approximately $30 million for 1995 and $27 million for 1994 and 1993. In June, 1995, the Company increased its borrowings against the accumulated cash surrender values of the policies by $45 million. Total 1995 COLI borrowings amounted to $353 million. See Note 1 of the Notes to Financial Statements for additional information on the accumulated cash
<PAGE 14>
surrender value. The borrowings are expected to produce annual cash inflows, net of expenses, through the remaining life of the policies. Borrowings against the policies will be repaid from death proceeds (See Note 1).

    The Company's short-term financing requirements are satisfied, as needed, through short-term bank loans and borrowings under other lines of credit maintained with banks. Short-term borrowings amounted to $50 million at December 31, 1995 and December 31. 1994.

    The Company's capital structure at December 31, 1995, was 63% common stock equity and 37% long-term debt. The capital structure at December 31, 1995, including short-term debt was 61% common stock equity and 39% debt.


RESULTS OF OPERATIONS

    The following is an explanation of significant variations from prior year results in revenues, operating expenses, other income and deductions, and interest charges. Additional information relating to changes between years is provided in the Notes to Financial Statements.

    REVENUES

    The operating revenues of the Company are based on sales volumes and rates authorized by the KCC and the FERC. Rates charged for the sale and delivery of electricity are designed to recover the cost of service and allow investors a fair rate of return. Future electric sales will be affected by weather conditions, competition from other sources of energy, competing fuel sources, customer conservation efforts and the overall economy of the Company's service area.

    In March 1992, in connection with the acquisition of the Company by Western Resources, the KCC approved the elimination of the Energy Cost Adjustment Clause (ECA) for most retail customers of the Company effective April 1, 1992. The fuel costs are now included in base rates and were established at a level intended by the KCC to equal the projected average cost of fuel through August 1995. Therefore, if the Company wished to recover an increase in fuel costs above the projected average cost it would have to file a request for recovery in a rate filing with the KCC which request could be denied in whole or in part. The Company's fuel costs represented 22% and 24% of its total operating expenses for the years ended December 31, 1995 and 1994, respectively. Any increase in fuel costs from the projected average which the Company did not recover through rates would impact the Company's earnings. The degree of any such impact would be affected by a variety of factors, however, and thus cannot now be predicted.

    1995 Compared to 1994: Total operating revenues for 1995 of $623.9 million increased less than one percent from revenues of $619.9 million for 1994 as a result of increased sales in all retail customer classes. The increase is primarily attributable to a higher demand for air conditioning load during the third quarter of 1995 compared to 1994. The Company's service territory experienced a 14% increase in the number of cooling degree days during that quarter, as compared to the third quarter of 1994. The Company has filed an electric rate reduction request with the KCC (See Note 3).
<PAGE 15>

    1994 Compared to 1993: Total operating revenues for 1994 of $619.9 million increased less than one percent from revenues of $617.0 million for 1993. The increase can be attributed to higher revenues in all retail customer classes. While residential sales remained virtually unchanged, commercial and industrial sales increased over two percent during 1994. Partially offsetting these increases was a 21% decrease in wholesale and interchange sales as a result of higher than normal sales in 1993 to other utilities while their generating units were down due to the flooding of 1993.

    OPERATING EXPENSES

    1995 Compared to 1994: Total operating expenses for 1995 were $474.9 million compared to $470.9 million for 1994, an increase of less than one percent. The increase is a result of increased depreciation and amortization expense as a result of the amortization of the acquisition premium attributable to the Merger which began in August 1995 as discussed in Merger Implementation below.

    The Company has filed a request with the KCC to increase the annual depreciation expense for Wolf Creek Generating Station (See Note 3). The Company anticipates its operating expenses (including fuel expenses) will increase in 1996 as a result of Wolf Creek being taken out of service for refueling and maintenance as discussed under "Fuel Mix" above.

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

    OTHER INCOME AND DEDUCTIONS:    Other income and deductions, net of taxes,
increased for the twelve months ended December 31, 1995 compared to 1994 as a result of the additional interest expense on increased corporate-owned life insurance (COLI) borrowings. Partially offsetting this increase was the recognition of income from death benefit proceeds under COLI contracts during the fourth quarter of 1995 (See Notes 1 and 7 for discussion of current legislation affecting COLI).

    Other income and deductions, net of taxes, decreased significantly in 1994 compared to 1993 primarily as a result of increased interest expense on higher COLI borrowings. Interest on COLI borrowings increased $9.1 million in 1994 compared to 1993. Also contributing to the decrease was the receipt of death benefit proceeds from COLI policies in the third quarter of 1993.
<PAGE 16>
    INTEREST CHARGES: The Company's embedded cost of long-term debt was 7.3% at December 31, 1995 and December 31, 1994 compared to 7.7% at December 31, 1993.

    Interest charges decreased 12% in 1994 compared to 1993 primarily as a result of the refinancing of higher cost fixed-rate debt. Also accounting for the decrease was the impact of increased COLI borrowings which reduce the need for other long-term debt and thereby reduced interest expense. COLI interest is reflected in Other Income and Deductions on the Income Statement.

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

    Based on the order issued by the KCC, with regard to the recovery of the acquisition premium, the combined companies must achieve a level of savings on an annual basis (considering sharing provisions) of approximately $27 million in order to recover the entire acquisition premium. To the extent that the combined companies actual operations and maintenance expense is lower than the KCC-stipulated utility price index, the combined companies will realize merger savings. Western Resources has calculated, in conformance with the KCC order, annual savings associated with the acquisition to be in excess of $27 million for 1995. As Western Resources' management presently expects to continue this level of savings, the amount is expected to be sufficient to allow for the full recovery of the acquisition premium.


OTHER INFORMATION

    INFLATION: Under the ratemaking procedures prescribed by the regulatory commissions to which the Company is subject, only the original cost of plant is recoverable in rates charged to customers. Therefore, because of inflation, present and future depreciation provisions are inadequate for purposes of maintaining the purchasing power invested by common shareholders and the related cash flows are inadequate for replacing property. The impact of this ratemaking process on common shareholders is mitigated to the extent depreciable property is financed with debt that can be repaid with dollars of less purchasing power. While the Company has experienced relatively low inflation in the recent past, the cumulative effect of inflation on operating costs may require the Company to seek regulatory rate relief to recover these higher costs.

    ENVIRONMENTAL: The Company has taken a proactive position with respect to the potential environmental liability associated with former manufactured gas sites and has an agreement with the Kansas Department of Health and Environment to systematically evaluate these sites (See Note 3).

    Although the Company currently has no Phase I affected units under the Clean Air Act of 1990, the Company has applied for and has been accepted for an early substitution permit to bring the co-owned La Cygne Generating Station under the Phase I guidelines. The NOx and toxic limits, which were not set in the law, were proposed by the EPA in January 1996. The Company is currently
<PAGE 17>
evaluating the steps it will need to take in order to comply with the proposed new rules, but is unable to determine its compliance options or related compliance costs until the evaluation is finished later this year. The Company will have three years to comply with the new rules. (See Note 3).

    COMPETITION: As a regulated utility, the Company currently has limited direct competition for retail electric service in its certified service area. However, there is competition, based largely on price, from the generation, or potential generation, of electricity by large commercial and industrial customers, and independent power producers.

    The 1992 Energy Policy Act (Act) requires increased efficiency of energy usage and has effected the way electricity is marketed. The Act also provides for increased competition in the wholesale electric market by permitting the FERC to order third party access to utilities' transmission systems and by liberalizing the rules for ownership of generating facilities. As part of the Merger, the Company agreed to open access of its transmission system for wholesale transactions. During 1995, wholesale revenues represented less than five percent of the Company's total revenues.

    Operating in this competitive environment could place pressure on utility profit margins and credit quality. Wholesale and industrial customers may threaten to pursue cogeneration, self-generation, retail wheeling, municipalization or relocation to other service territories in an attempt to obtain reduced energy costs. Increasing competition has resulted in credit rating agencies applying more stringent guidelines when making utility credit rating determinations (See Note 1 for the effects of competition on Statement of Financial Accounting Standards No. 71).

    The Company is providing competitive electric rates for industrial expansion projects and economic development projects in an effort to maintain and increase electric load. During 1996, the Company will lose a major industrial customer to cogeneration resulting in a reduction to pre-tax earnings of approximately $7 to $8 million annually. This customer's decision to develop its own cogeneration project was based largely on factors other than energy cost.
<PAGE 18>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS                                                      PAGE

Report of Independent Public Accountants                                19

Financial Statements:

    Balance Sheets, December 31, 1995 and 1994                          20
    Statements of Income for the years ended
         December 31, 1995, 1994 and 1993                                  21
    Statements of Cash Flows for the years ended
         December 31, 1995, 1994 and 1993                                  22
    Statements of Taxes for the years ended
         December 31, 1995, 1994 and 1993                                  23
    Statements of Capitalization, December 31, 1995 and 1994            24
    Statements of Common Stock Equity for the years ended
         December 31, 1995, 1994 and 1993                                  25
    Notes to Financial Statements                                       26


SCHEDULES OMITTED

    The following schedules are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements and schedules presented:

    I, II, III, IV, and V.

<PAGE 19>
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Kansas Gas and Electric Company:

We have audited the accompanying balance sheets and statements of capitalization of Kansas Gas and Electric Company (a wholly-owned subsidiary of Western Resources, Inc.) as of December 31, 1995 and 1994, and the related statements of income, cash flows, taxes, and common stock equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kansas Gas and Electric Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As explained in Note 7 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits and effective January 1, 1994, the Company changed its method of accounting for postemployment benefits.




                                                           ARTHUR ANDERSEN LLP
Kansas City, Missouri,
  January 26, 1996

<PAGE 20>

                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)
                                                                        December 31,
                                                                   1995              1994
ASSETS

UTILITY PLANT:
  Electric plant in service (Notes 1 and 11). . . . . . . .     $3,427,928        $3,390,406
  Less - Accumulated depreciation . . . . . . . . . . . . .        893,728           833,953
                                                                 2,534,200         2,556,453
  Construction work in progress . . . . . . . . . . . . . .         40,810            32,874
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . . .         53,942            39,890
    Net utility plant . . . . . . . . . . . . . . . . . . .      2,628,952         2,629,217

OTHER PROPERTY AND INVESTMENTS:
  Decommissioning trust (Note 2). . . . . . . . . . . . . .         25,070            16,944
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          7,885            11,561
                                                                    32,955            28,505

CURRENT ASSETS:
  Cash and cash equivalents (Note 1). . . . . . . . . . . .             53                47
  Accounts receivable and unbilled revenues (net)(Note 1) .         76,490            67,833
  Advances to parent company (Note 13). . . . . . . . . . .         34,948            64,393
  Fossil fuel, at average cost, . . . . . . . . . . . . . .         17,522            13,752
  Materials and supplies, at average cost . . . . . . . . .         31,458            30,921
  Prepayments and other current assets. . . . . . . . . . .         17,128            16,662
                                                                   177,599           193,608

DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes (Note 8) . . . . . . . . . .        208,367           197,663
  Deferred coal contract settlement costs (Note 3). . . . .         14,612            17,944
  Phase-in revenues (Note 3). . . . . . . . . . . . . . . .         43,861            61,406
  Other deferred plant costs. . . . . . . . . . . . . . . .         31,539            31,784
  Corporate-owned life insurance (net) (Notes 1 and 7). . .          7,279             9,350
  Unamortized debt expense. . . . . . . . . . . . . . . . .         25,605            27,777
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         32,645            40,430
                                                                   363,908           386,354

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     $3,203,414        $3,237,684


CAPITALIZATION AND LIABILITIES

CAPITALIZATION (See Statements):
  Common stock equity . . . . . . . . . . . . . . . . . . .     $1,186,077        $1,225,204
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,082           699,992
                                                                 1,870,159         1,925,196

CURRENT LIABILITIES:
  Short-term debt (Note 4). . . . . . . . . . . . . . . . .         50,000            50,000
  Long-term debt due within one year (Note 5) . . . . . . .         16,000              -
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         50,783            49,093
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .         17,766            15,737
  Accrued interest. . . . . . . . . . . . . . . . . . . . .          7,903             8,337
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          6,608            11,160
                                                                   149,060           134,327

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes (Note 8). . . . . . . . . . . . . .        800,934           784,043
  Deferred investment tax credits (Note 8). . . . . . . . .         72,970            74,841
  Deferred gain from sale-leaseback (Note 6). . . . . . . .        242,700           252,341
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         67,591            66,936
                                                                 1,184,195         1,178,161
COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)
     TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .     $3,203,414        $3,237,684

The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 21>

                      KANSAS GAS AND ELECTRIC COMPANY
                           STATEMENTS OF INCOME
                          (Dollars in Thousands)

                                                                    Year Ended December 31,
                                                                1995          1994          1993
OPERATING REVENUES (Notes 1 and 3). . . . . . . . . . .      $  623,868    $  619,880    $  616,997

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . .          80,592        90,383        93,388
    Nuclear fuel. . . . . . . . . . . . . . . . . . . .          19,425        13,562        13,275
  Power purchased . . . . . . . . . . . . . . . . . . .           4,577         7,144         9,864
  Other operations. . . . . . . . . . . . . . . . . . .         117,876       115,060       118,948
  Maintenance . . . . . . . . . . . . . . . . . . . . .          48,056        47,988        46,740
  Depreciation and amortization . . . . . . . . . . . .          79,679        71,457        75,530
  Amortization of phase-in revenues . . . . . . . . . .          17,545        17,544        17,545
  Taxes (See Statements):
    Federal income. . . . . . . . . . . . . . . . . . .          48,330        50,212        39,553
    State income  . . . . . . . . . . . . . . . . . . .          12,543        12,427         9,570
    General . . . . . . . . . . . . . . . . . . . . . .          46,241        45,092        45,203
      Total operating expenses. . . . . . . . . . . . .         474,864       470,869       469,616

OPERATING INCOME. . . . . . . . . . . . . . . . . . . .         149,004       149,011       147,381

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . .          (2,668)       (5,354)        7,841
  Miscellaneous (net) . . . . . . . . . . . . . . . . .           4,884         5,079         9,271
  Income taxes (net) (See Statements) . . . . . . . . .           9,086         7,290         2,227
      Total other income and deductions . . . . . . . .          11,302         7,015        19,339

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . .         160,306       156,026       166,720

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . .          47,073        47,827        53,908
  Other . . . . . . . . . . . . . . . . . . . . . . . .           5,190         5,183         6,075
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . .          (2,830)       (1,510)       (1,366)
      Total interest charges. . . . . . . . . . . . . .          49,433        51,500        58,617

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .      $  110,873    $  104,526    $  108,103


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 22>

                      KANSAS GAS AND ELECTRIC COMPANY
                         STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                                                      Year Ended December 31,
                                                                 1995          1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .   $  110,873    $  104,526    $  108,103
  Depreciation and amortization . . . . . . . . . . . . . .       72,950        71,457        75,530
  Other amortization (including nuclear fuel) . . . . . . .       15,193        10,905        11,254
  Gain on sales of utility plant (net of tax) . . . . . . .         (951)         -             -
  Deferred taxes and investment tax credits (net) . . . . .        3,851        25,349        22,572
  Amortization of phase-in revenues . . . . . . . . . . . .       17,545        17,544        17,545
  Corporate-owned life insurance. . . . . . . . . . . . . .      (28,548)      (17,246)      (21,650)
  Amortization of gain from sale-leaseback. . . . . . . . .       (9,640)       (9,640)       (9,640)
  Amortization of acquisition adjustment. . . . . . . . . .        6,729          -             -
  Changes in working capital items:
    Accounts receivable and unbilled
      revenues (net) (Note 1) . . . . . . . . . . . . . . .       (8,657)      (56,721)         (569)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .       (3,770)       (6,158)        8,507
    Accounts payable. . . . . . . . . . . . . . . . . . . .        1,690        (2,002)       (9,813)
    Interest and taxes accrued. . . . . . . . . . . . . . .          967         4,508        (9,053)
    Other . . . . . . . . . . . . . . . . . . . . . . . . .       (1,980)         (922)       (2,191)
  Changes in other assets and liabilities . . . . . . . . .       14,525       (11,181)      (16,530)
      Net cash flows from operating activities. . . . . . .      190,777       130,419       174,065

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .       93,938        89,880        66,886
  Sales of utility plant. . . . . . . . . . . . . . . . . .       (1,723)         -             -
  Corporate-owned life insurance policies . . . . . . . . .       30,347        26,418        27,268
  Death proceeds of corporate-owned life insurance. . . . .      (10,583)         -          (10,160)
      Net cash flows used in investing activities . . . . .      111,979       116,298        83,994

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         -         (105,800)       62,300
  Advances to parent company (net). . . . . . . . . . . . .       29,445       128,399      (118,503)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . .         -          160,422        65,000
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .          (25)      (46,440)     (140,000)
  Other long-term debt issued . . . . . . . . . . . . . . .         -             -           70,999
  Other long-term debt retired. . . . . . . . . . . . . . .         -          (67,893)      (63,956)
  Borrowings against life insurance policies. . . . . . . .       47,046        42,175       184,550
  Repayment of borrowings against life insurance policies .       (5,258)         -           (1,290)
  Revolving credit agreement (net). . . . . . . . . . . . .         -             -         (150,000)
  Dividends to parent company . . . . . . . . . . . . . . .     (150,000)     (125,000)         -
     Net cash flows from (used in) financing activities . .      (78,792)      (14,137)      (90,900)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .            6           (16)         (829)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . .           47            63           892

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . .   $       53    $       47    $       63


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . .   $   71,808    $   68,544    $   77,653
   Income taxes . . . . . . . . . . . . . . . . . . . . . .       42,100        28,509        29,354


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 23>

                      KANSAS GAS AND ELECTRIC COMPANY
                            STATEMENTS OF TAXES
                          (Dollars in Thousands)

                                                                  Year Ended December 31,
                                                            1995           1994           1993
FEDERAL INCOME TAXES:
  Payable currently . . . . . . . . . . . . . . . . .    $   34,661     $   24,427     $   19,220
  Deferred (net). . . . . . . . . . . . . . . . . . .         9,528         23,002         16,691
  Investment tax credit-Deferral. . . . . . . . . . .          -              -             4,900
                       -Amortization. . . . . . . . .        (3,314)        (3,208)        (3,114)
     Total Federal income taxes . . . . . . . . . . .        40,875         44,221         37,697
  Less:
  Federal income taxes applicable
     to non-operating items . . . . . . . . . . . . .        (7,455)        (5,991)        (1,856)
  Total Federal income taxes charged to operations. .        48.330         50,212         39,553

STATE INCOME TAXES:
  Payable currently . . . . . . . . . . . . . . . . .        13,275          5,574          5,104
  Deferred (net). . . . . . . . . . . . . . . . . . .        (2,363)         5,554          4,095
     Total State income taxes . . . . . . . . . . . .        10,912         11,128          9,199
  Less:
  State income taxes applicable
     to non-operating items . . . . . . . . . . . . .        (1,631)        (1,299)          (371)
  Total State income taxes charged to operations. . .        12.543         12,427          9,570

GENERAL TAXES:
  Property. . . . . . . . . . . . . . . . . . . . . .        40,827         40,104         38,432
  Payroll and other taxes . . . . . . . . . . . . . .         5,414          4,988          6,771
     Total general taxes charged to operations. . . .        46.241         45,092         45,203

TOTAL TAXES CHARGED TO OPERATIONS . . . . . . . . . .    $  107.114     $  107,731     $   94,326

  The effective income tax rates set forth below are computed by dividing total Federal and State income taxes by the sum of such taxes and net income.  The difference between the effective rates and the Federal statutory income tax rates are as follows:

Year Ended December 31,                                     1995           1994           1993

EFFECTIVE INCOME TAX RATE . . . . . . . . . . . . . .         32%            35%            30%

Effect of:
  State income taxes. . . . . . . . . . . . . . . . .         (4)            (5)            (4)
  Amortization of investment tax credits. . . . . . .          2              2              2
  Corporate-owned life insurance. . . . . . . . . . .          5              4              5
  Flow through and amortization, net. . . . . . . . .          -             (1)             5
  Other differences . . . . . . . . . . . . . . . . .          -              -             (3)

STATUTORY FEDERAL INCOME TAX RATE . . . . . . . . . .         35%            35%            35%


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 24>

                      KANSAS GAS AND ELECTRIC COMPANY
                       STATEMENTS OF CAPITALIZATION
                          (Dollars in Thousands)

                                                                             December 31,
                                                                     1995                 1994
COMMON STOCK EQUITY (See Statements):

  Common stock, without par value, authorized and issued
    1,000 shares. . . . . . . . . . . . . . . . . . . . . . .  $1,065,634           $1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . . .     120,443              159,570
    Total common stock equity . . . . . . . . . . . . . . . .   1,186,077   63%      1,225,204   64%

LONG-TERM DEBT (Note 5):
  First Mortgage Bonds:
       Series                    Due         1995      1994
       5-5/8%                    1996      $ 16,000  $ 16,000
       7.6%                      2003       135,000   135,000
       6-1/2%                    2005        65,000    65,000
       6.20%                     2006       100,000   100,000
                                                                  316,000              316,000
  Pollution Control Bonds:
       5.10%                     2023        13,957    13,982
       Variable  (1)             2027        21,940    21,940
       7.0%                      2031       327,500   327,500
       Variable  (2)             2032        14,500    14,500
       Variable  (3)             2032        10,000    10,000
                                                                  387,897              387,922
       Total bonds. . . . . . . . . . . . . . . . . . . . . .     703,897              703,922

  Less:
    Unamortized premium and discount (net). . . . . . . . . .       3,815                3,930
    Long-term debt due within one year. . . . . . . . . . . .      16,000                 -
       Total long-term debt . . . . . . . . . . . . . . . . .     684,082   37%        699,992   36%

TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . . .  $1,870,159  100%     $1,925,196  100%


             Market-Adjusted Tax Exempt Securities (MATES).  The interest rate is reset periodically via an auction process.  Rates at December 31, 1995: (1) 4.00%,
             (2) 3.925%, and (3) 4.00%.


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 25>
                 KANSAS GAS AND ELECTRIC COMPANY
                STATEMENTS OF COMMON STOCK EQUITY
                     (Dollars in Thousands)

                                                           Common          Retained
                                                            Stock          Earnings
BALANCE DECEMBER 31, 1992, 1,000 shares. . . . . . .     $1,065,634       $   71,941

Net income . . . . . . . . . . . . . . . . . . . . .                         108,103


BALANCE DECEMBER 31, 1993, 1,000 shares. . . . . . .      1,065,634          180,044

Net income . . . . . . . . . . . . . . . . . . . . .                         104,526
Dividend to parent company . . . . . . . . . . . . .                        (125,000)


BALANCE DECEMBER 31, 1994, 1,000 shares. . . . . . .      1,065,634          159,570

Net Income . . . . . . . . . . . . . . . . . . . . .                         110,873

Dividend to parent company . . . . . . . . . . . . .                        (150,000)


Balance December 30, 1995, 1,000 shares. . . . . . .     $1,065,634       $  120,443


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 26>
                 KANSAS GAS AND ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    General: Kansas Gas and Electric Company (the Company, KGE) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The Company is engaged principally in the production, purchase, transmission, distribution, and sale of electricity. The Company serves approximately 275,000 electric customers in southeastern Kansas.

     The Company owns 47% of Wolf Creek Nuclear Operating Corporation
(WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). The Company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities.

    The Company prepares its financial statements in conformity with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the Company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC). The financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the balance sheet date, and to report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulations" (SFAS 71). This pronouncement requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery or require refund of these costs and revenues in future periods. Consequently, the recorded net book value of certain assets and liabilities may be different than that which would otherwise be recorded by unregulated enterprises. On a continuing basis, the Company reviews the continued applicability of SFAS 71 based on the current regulatory and competitive environment. Although recent developments suggest the electric generation industry may become more competitive, the degree to which regulatory oversight of the Company will be lifted and competition will be permitted is uncertain. Currently, there are no proceedings or actions at the KCC to open the Company's electric markets to greater competition. As a result, the Company continues to believe that accounting under SFAS 71 is appropriate. If the Company were to determine that the use of SFAS 71 were no longer appropriate, it would be required to write-off the deferred costs and obligations that represent regulatory assets and liabilities referred to above. It may also be necessary for the Company to reduce the carrying value of a portion of its plant and equipment to the extent that it is expected to become impaired. At this time, it is not possible to estimate the amount of the Company's plant and equipment, if any, that would be considered unrecoverable in such circumstances, as the effect of any future competition on the Company's rates is not clear at this time.
<PAGE 27>

    Utility Plant: Utility plant (including plant acquisition adjustment) is stated at cost. For constructed plant, cost includes contracted services, direct labor and materials, indirect charges for engineering, supervision, general and administrative costs, and an allowance for funds used during construction (AFUDC). The AFUDC rate was 6.39% for 1995, 4.07% for 1994, and 4.41% for 1993. The cost of additions to utility plant and replacement units of property is capitalized. Maintenance costs and replacement of minor items of property are charged to expense as incurred. When units of depreciable property are retired, they are removed from the plant accounts and the original cost plus removal charges less salvage are charged to accumulated depreciation.

    In accordance with regulatory decisions made by the KCC, amortization of the acquisition premium of approximately $801 million resulting from the KGE purchase began in August of 1995. The premium is being amortized over 40 years and has been classified as electric plant in service. Accumulated amortization through December 31, 1995 totaled $6.7 million.

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company will adopt this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations based on the Company's current regulatory structure. This conclusion may change in the future if increases in competition influence regulation and wholesale and retail pricing in the electric industry.

    Depreciation: Depreciation is provided on the straight-line method based on estimated useful lives of property. Composite provisions for book depreciation approximated 2.72% during 1995, 2.7% during 1994, and 2.9% during 1993 of the average original cost of depreciable property. The methods and rates of depreciation used by the Company have not varied materially from the methods and rates which would have been used if the Company were not regulated and not subject to the provisions prescribed by SFAS 71. In the past, the methods and rates have been determined by depreciation studies and approved by the various regulatory bodies. The Company periodically evaluates its depreciation rates considering the past and expected future experience in the operation of its facilities. The Company has proposed to more rapidly recover the Company's investment in nuclear generating assets of Wolf Creek to reduce the capital costs to a level more closely paralleling that of non-nuclear generating facilities
(For information regarding such proposal, See Note 3).

    Cash and Cash Equivalents: For purposes of the Statements of Cash Flows, the Company considers highly liquid collateralized debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Income Taxes: The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences in amounts recorded for financial reporting purposes and their respective tax bases (See
Note 8).

<PAGE 28>
    Investment tax credits previously deferred are being amortized to income over the life of the property which gave rise to the credits.

    Revenues: Operating revenues include amounts actually billed for services rendered and an accrual of estimated unbilled revenues. Unbilled revenues represent the estimated amount customers will be billed for service provided from the time meters were last read to the end of the accounting period. Unbilled revenues of $21.8 million and $21.4 million are recorded as a component of accounts receivable and unbilled revenue (net) on the balance sheets as of December 31, 1995 and 1994, respectively.

    The Company's recorded reserves for doubtful accounts receivable totaled $3.3 million and $1.9 million at December 31, 1995 and 1994, respectively.

    Debt Issuance and Reacquisition Expense: Debt premium, discount and issuance expenses are amortized over the life of each issue. Under regulatory procedures, debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt.

    Fuel Costs: The cost of nuclear fuel in process of refinement, conversion, enrichment, and fabrication is recorded as an asset at original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. The accumulated amortization of nuclear fuel in the reactor at December 31, 1995 and 1994, was $28.5 and $13.6 million, respectively.

    Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI) are recorded in Corporate-owned Life Insurance (net) on the balance sheets:

                                                 1995         1994
                                               (Dollars in Millions)
       Cash surrender value of contracts. . .   $360.3       $320.6
       Borrowings against contracts . . . . .   (353.0)      (311.2)
           COLI (net) . . . . . . . . . . . .   $  7.3       $  9.4

     Income is recorded for increases in cash surrender value and net death proceeds. Interest expense is recognized for COLI borrowings. The net income generated from COLI contracts, including the tax benefit of the interest deductions and premium expenses, are recorded as Corporate-owned Life Insurance (net) on the Statements of Income. The income from increases in cash surrender value and net death proceeds was $22.7 million for 1995, $15.6 million for 1994, and $19.7 million for 1993. The interest expense deduction taken was $25.4 million for 1995, $21.0 million for 1994, and $11.9 million for 1993.

    Federal legislation is pending, which, if enacted, may substantially reduce or eliminate the tax deduction for interest on COLI borrowings, and thus reduce a significant portion of the net income stream generated by the COLI contracts (see Note 7).

    Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.
<PAGE 29>

2.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The Company has been associated with three former manufactured gas sites which may contain coal tar and other potentially harmful materials. The Company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the three sites. The terms of the consent agreement will allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a 10 year period. The agreement will allow the Company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. The costs incurred for site investigation and risk assessment in 1995 and 1994 were minimal. The Company is aware of other Midwestern utilities which have incurred remediation costs ranging between $500,000 and $10 million per site. The KCC has permitted another Kansas utility to recover its remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation and number of years over which the remediation must be completed.

    Decommissioning: The Company accrues decommissioning costs over the expected life of the Wolf Creek generating facility. The accrual is based on estimated unrecovered decommissioning costs which consider inflation over the remaining estimated life of the generating facility and are net of expected earnings on amounts recovered from customers and deposited in an external trust fund.

    On June 9, 1994, the KCC issued an order approving the estimated decommissioning costs as determined by a 1993 Wolf Creek Decommissioning Cost Study to be recovered in rates. The cost study estimated the Company's share of decommissioning costs to be $595 million or approximately $174 million in 1993 dollars. The decommissioning costs are currently expected to be incurred during the period 2025 through 2033. These costs were calculated using an assumed inflation rate of 3.45% and an average after tax expected return on trust fund assets of 5.9%. Decommissioning costs are being charged to operating expenses in accordance with the KCC order. Amounts expensed approximated $3.6 million in 1995 and will increase annually to $5.5 million in 2024.

    The Company's investment in the decommissioning fund, including reinvested earnings approximated $25.0 million and $16.9 million at December 31, 1995 and December 31, 1994, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability.
These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Consolidated Balance Sheets.

    The staff of the SEC has questioned certain current accounting practices used by nuclear electric generating station owners regarding the recognition, measurement and classification of decommissioning costs for nuclear electric generating stations. In response to these questions, the FASB is expected to issue new accounting standards for removal costs, including decommissioning in 1996. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual decommissioning expenses could increase, (2) the estimated present value of decommissioning costs could be
<PAGE 30>
recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.
When revised accounting guidance is issued, the Company will also have to evaluate its effect on accounting for removal costs of other long-lived assets. At this time, the Company is not able to predict what effect such changes would have on results of operations, financial position, or related regulatory practices until the final issuance of revised accounting guidance.

    The Company carries premature decommissioning insurance which has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission (NRC), and to pay for on-site property damages. This decommissioning insurance will only be available if the insurance funds are not needed to implement the NRC-approved plan for stabilization and decontamination.

    Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $8.9 billion for a single nuclear incident. If this liability limitation is insufficient, the U.S. Congress will consider taking whatever action is necessary to compensate the public for valid claims. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident, per year.

    The Owners carry decontamination liability, premature decommissioning liability, and property damage insurance for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, Company's share). This insurance is provided by a combination of "nuclear insurance pools" ($500 million) and Nuclear Electric Insurance Limited (NEIL) ($2.3 billion). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The Company's share of any remaining proceeds can be used for property damage or premature decommissioning costs up to $1.3 billion (Company's share). Premature decommissioning insurance cost recovery is excess of funds previously collected for decommissioning (as discussed under "Decommissioning").

    The Owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves, and other NEIL resources, the Company may be subject to retrospective assessments under the current policies of approximately $11 million per year.

    Although the Company maintains various insurance policies to provide coverage for potential losses and liabilities resulting from an accident or an extended outage, the Company's insurance coverage may not be adequate to cover the costs that could result from a catastrophic accident or extended outage at Wolf Creek. Any substantial losses not covered by insurance, to the extent not recoverable through rates, would have a material adverse effect on the Company's financial condition and results of operations.
<PAGE 31>
    Clean Air Act: The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in certain emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company installed continuous monitoring and reporting equipment at a total cost of approximately $2.3 million from 1993 through 1995. The Company does not expect additional equipment acquisitions or other material expenditures to be needed to meet Phase II sulfur dioxide requirements.

    Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the Company has entered into various commitments to obtain nuclear fuel and coal. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 1995, WCNOC's nuclear fuel commitments (Company's share) were approximately $15.3 million for uranium concentrates expiring at various times through 2001, $120.8 million for enrichment expiring at various times through 2014, and $72.7 million for fabrication through 2025. At December 31, 1995, the Company's coal contract commitments in 1995 dollars under the remaining terms of the contracts were approximately $643 million. The largest coal contract expires in 2020, with the remaining coal contracts expiring at various times through 2013.

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

    The request also reduces the annual depreciation by approximately $3 million for electric transmission, distribution and certain generating plant assets to reflect the effect of increasing useful lives of these properties. Hearings before the KCC on the depreciation changes and voluntary rate reductions are expected to occur in May 1996.

    Rate Stabilization Plan: In 1988, the KCC ordered the accrual of phase-in revenues to be discontinued effective December 31, 1988. The Company began amortizing the phase-in revenue asset on a straight-line basis over 9-1/2 years beginning January 1, 1989. At December 31, 1995, approximately $44 million of deferred phase-in revenues remain to be recovered.

    Coal Contract Settlements: In March 1990, the KCC issued an order allowing the Company to defer its share of a 1989 coal contract settlement with the Pittsburg and Midway Coal Mining Company amounting to $22.5 million. This amount was recorded as a deferred charge and is included in Deferred
<PAGE 32>
Charges and Other Assets on the balance sheet. The settlement resulted in the termination of a long-term coal contract. The KCC permitted the Company to recover this settlement as follows: 76% of the settlement plus a return over the remaining term of the terminated contract (through 2002) and 24% to be amortized to expense with a deferred return equivalent to the carrying cost of the asset. Approximately $15 million of this deferral remains on the balance sheet at December 31, 1995.

    In February 1991, the Company paid $8.5 million to settle a coal contract lawsuit with AMAX Coal Company and recorded the payment as a deferred charge in Deferred Charges and Other Assets on the balance sheet. The KCC approved the recovery of the settlement plus a return equivalent to the carrying cost of the asset, over the remaining term of the terminated contract (through
1996).


4.  SHORT-TERM BORROWINGS

    The Company's short-term financing requirements are satisfied through short-term bank loans and uncommitted loan participation agreements. Maximum short-term borrowings outstanding during 1995 and 1994 were $75.8 million on January 17, 1995 and $172.3 million on January 4, 1994. The weighted average interest rates, including fees, were 6.1% for 1995, 4.5% for 1994, and 3.5% for 1993.


5.  LONG-TERM DEBT

    The amount of KGE's first mortgage bonds authorized by the KGE Mortgage and Deed of Trust (Mortgage) dated April 1, 1940, as supplemented, is limited to a maximum of $2 billion. Amounts of additional bonds which may be issued are subject to property, earnings, and certain restrictive provisions of the Mortgage. Electric plant is subject to the lien of the Mortgage except for transportation equipment.
    Debt discount and expenses are being amortized over the remaining lives of each issue. The improvement and maintenance fund requirements for certain first mortgage bond series can be met by bonding additional property. With the retirement of certain Company pollution control series bonds, there are no longer any bond sinking fund requirements. During 1996, $16 million of bonds will mature.


6.  SALE-LEASEBACK OF LA CYGNE 2

    In 1987, the Company sold and leased back its 50% undivided interest in the La Cygne 2 generating unit. The La Cygne 2 lease has an initial term of 29 years, with various options to renew the lease or repurchase the 50% undivided interest. The Company remains responsible for its share of operation and maintenance costs and other related operating costs of La Cygne
2.  The lease is an operating lease for financial reporting purposes.

    As permitted under the La Cygne 2 lease agreement, the Company in 1992 requested the Trustee Lessor to refinance $341.1 million of secured facility bonds of the Trustee and owner of La Cygne 2. The transaction was requested to reduce recurring future net lease expense. In connection with the
<PAGE 33>
refinancing on September 29, 1992, a one-time payment of approximately $27 million was made by the Company which has been deferred and is being amortized over the remaining life of the lease and included in operating expense as part of the future lease expense. At December 31, 1995, approximately $23.7 million of this deferral remained on the balance sheet.

    Future minimum annual lease payments required under the La Cygne 2 lease agreement are approximately $34.6 million for each year through 2000 and $646 million over the remainder of the lease.

    The gain of approximately $322 million realized at the date of the sale of La Cygne 2 has been deferred for financial reporting purposes, and is being amortized ($9.6 million per year) over the initial lease term in proportion to the related lease expense. The Company's lease expense, net of amortization of the deferred gain and a one-time payment, was approximately $22.5 million for 1995, 1994, and 1993.


7.  EMPLOYEE BENEFIT PLANS

    Pension: In 1995, the Company's qualified noncontributory defined benefit pension plan was merged into Western Resources, Inc. Retirement Plan (the
Plan). The Plan covers substantially all employees of the Company. Pension benefits under the Plan are based on years of service and the employee's compensation during the five highest paid consecutive years out of ten before retirement. Western Resources' policy is to fund pension costs accrued, subject to limitations set by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Pension expense of $1.6 million was allocated to the Company by Western Resources in 1995. Also, substantially all Wolf Creek employees are covered under a plan similar to the Plan.

    The following table provides information on the components of pension cost under Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pension Plans" (SFAS 87), funded status and actuarial assumptions for the Company:

                                             1995(1)      1994         1993
                                                   (Dollars in Millions)

SFAS 87 Expense:
   Service cost. . . . . . . . . . . . . .  $  1.2       $  3.7       $  3.2
   Interest cost on projected
     benefit obligation. . . . . . . . . .     1.0          9.7          9.5
   (Gain) loss on plan assets. . . . . . .    (1.7)         2.1        (14.1)
   Net amortization and deferral . . . . .     1.1        (11.4)         4.9
     Net expense . . . . . . . . . . . . .  $  1.6       $  4.1       $  3.5

<PAGE 34>
    The following table sets forth the plans' actuarial present value and funded status at November 30, 1995 and 1994 (the plan years) and a reconciliation of such status to the December 31, 1995, 1994, and 1993 financial statements:

                                             1995(1)      1994         1993
                                                  (Dollars in Millions)
Reconciliation of Funded Status:
  Actuarial present value of
    benefit obligations:
      Vested. . . . . . . . . . . . . . .   $  7.3       $ 94.0       $ 95.2
      Non-vested. . . . . . . . . . . . .      1.9          6.3          6.1
        Total . . . . . . . . . . . . . .   $  9.2       $100.3       $101.3

Plan assets at November 30 (principally
  debt and equity securities)
  at fair value . . . . . . . . . . . . .   $  8.8       $115.4       $119.9
Projected benefit obligation
  at November 30  . . . . . . . . . . . .    (17.8)      (125.4)      (125.5)
Funded status at November 30. . . . . . .     (9.0)       (10.0)        (5.6)
Unrecognized transition asset . . . . . .      0.9         (1.5)        (1.7)
Unrecognized prior service costs. . . . .      0.4          9.6         12.4
Unrecognized net gain . . . . . . . . . .     (0.4)       (11.1)       (20.6)
Accrued pension costs at December 31. . .   $ (8.1)      $(13.0)      $(15.5)


Year Ended December 31,                      1995         1994         1993
Actuarial Assumptions:
      Discount rate . . . . . . . . . .       7.5 %     8.0-8.5 %    7.0-7.75%
      Annual salary increase rate . . .        (2)          5.0 %        5.0 %
      Long-term rate of return. . . . .       8.5 %     8.0-8.5 %    8.0-8.5 %

(1) 1995 includes only the Company's 47% share of the Wolf Creek Plan.
(2) Graded based on age: 6.5% at age 20 graded to 4.5% at age 60.

    Postretirement: Western Resources and the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) in the first quarter of 1993. This statement requires the accrual of postretirement benefits other than pensions, primarily medical benefits costs, during the years an employee provides service.

    The Company's total obligation is recorded by Western Resources, and the related postretirement benefits expenses are allocated to the Company. The total postretirement benefits expenses allocated to the Company by Western Resources under SFAS 106 were approximately $3.7 million in 1995 and $3.8 million in 1994.

    The KCC issued an order permitting Western Resources to defer the initial SFAS 106 expense. To mitigate the impact incremental SFAS 106 expense will have on rate increases, Western Resources will include in future computations of cost of service the actual postretirement benefits expenses and an income stream generated from COLI contracts purchased in 1993 and 1992. To the extent postretirement benefits expenses exceed income from the COLI program, this excess is being deferred (in accordance with the provisions of the FASB Emerging Issues
<PAGE 35>
Task Force Issue No. 92-12) and will be offset by income generated through the deferral period by the COLI program. Because these expenses were deferred by Western Resources, the Company's results of continuing operations are not affected.

    At December 31, 1995, approximately $7.0 million related to the Company's portion of postretirement expenses had been deferred by Western Resources pursuant to the KCC order. Pending federal legislation may substantially reduce or eliminate tax benefits associated with COLI contracts. If this legislation is enacted or should the income stream generated by the COLI program not be sufficient to offset postretirement benefit costs on an accrual basis, the KCC order allows Western Resources and the Company to seek recovery of a deficiency through the ratemaking process. Regulatory precedents established by the KCC generally permit the accrual costs of postretirement benefits to be recovered in rates.

    The Company also records, based on actuarial projections, the postretirement benefit expenses related to its 47% ownership in Wolf Creek, which approximated $0.3 million and $0.4 million for 1995 and 1994, respectively.

    The following table summarizes the status of the Company's postretirement plan for financial statement purposes and the related amounts included in the balance sheet:

    December 31,                                         1995(2)      1994         1993
                                                               (Dollars in Millions)
    Reconciliation of Funded Status:
    Actuarial present value of postretirement
      benefit obligations:
        Retirees. . . . . . . . . . . . . . . . . . .   $ (1.7)      $(12.9)      $(12.4)
        Active employees fully eligible . . . . . . .       -         ( 3.0)       ( 2.5)
        Active employees not fully eligible . . . . .     (1.0)       ( 9.4)       ( 9.0)
        Funded status. . . . . . . . . . . . . . . .      (2.7)       (25.3)       (23.9)
        Unrecognized prior service cost . . . . . . .       -           3.2           .1
        Unrecognized transition obligation. . . . . .      0.7         19.3         20.4
        Unrecognized net (gain) loss. . . . . . . . .      0.9          (.9)         1.7
    Accrued postretirement benefit costs. . . . . . .   $ (1.1)      $ (3.7)      $ (1.7)


    Year Ended December 31,                              1995         1994        1993
    Assumptions:
      Discount rate. . . . . . . . . . . . . . . . .      7.5 %     8.0-8.5 %      7.75%
      Annual compensation increase rate. . . . . . .      4.75%         5.0 %      5.0 %
      Expected rate of return. . . . . . . . . . . .      9.0 %         8.5 %      8.5 %

(2) 1995 includes only the Company's 47% share of the Wolf Creek Plan.

    For measurement purposes, an annual health care cost growth rate of 10.5% was assumed for 1995, decreasing to six percent in 1997. The health care cost trend rate has a significant effect on the projected benefit obligation.
Increasing the trend rate by one percent each year would increase the present value of the accumulated projected benefit obligation by $1.4 million and the aggregate of the service and interest cost components by $0.2 million.

    Postemployment: Western Resources and the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) in the first quarter of 1994. This
<PAGE 36>
statement requires the recognition of the liability to provide postemployment benefits when the liability has been incurred. Due to the immaterial amounts and the rate treatment from the Company's regulators, there was no material impact upon the Company's continuing operations.

    The Company's total obligation is recorded by Western Resources, and the
related postemployment benefits expenses are allocated to the Company.   The
total postemployment benefits expenses allocated to the Company by Western
Resources under SFAS 112 were approximately $0.9 million in 1995 and $0.8 million in 1994, respectively.

    The KCC issued an order permitting Western Resources to defer the initial
SFAS 112 expense. At December 31, 1995, approximately $1.9 million related to the Company's portion of postemployment expenses had been deferred pursuant to the KCC order.

    Savings: Effective January 1, 1995, the Company's 401(k) savings plan was merged with Western Resources savings plan. Western Resources maintains a savings plan in which substantially all employees participate. Prior to the merger of the savings plans, funds of the plans were deposited with a trustee and invested at each employee's option in one or more investment funds, including a Western Resources common stock fund. The Company's contributions were $1.8 million for 1994 and $2.0 million for 1993. In 1995, 401(k) contribution expense allocated to the Company was $1.7 million.


8.  INCOME TAXES

    Under SFAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, respectively, as follows:
Deferred Tax Assets:                                1995             1994
                                                    (Dollars in Thousands)

  Deferred gain on sale-leaseback. . . . .      $  105,007       $  110,556
  Alternative Minimum tax carry forwards .          18,740           41,163
  Other. . . . . . . . . . . . . . . . . .          10,870           11,253
    Total Deferred Tax Assets. . . . . . .      $  134,617       $  162,972
Deferred Tax Liabilities:
  Accelerated Depreciation & Other . . . .      $  375,079        $ 381,800
  Acquisition Premium. . . . . . . . . . .         314,933          317,610
  Deferred Future Income Taxes . . . . . .         208,367          197,663
  Other. . . . . . . . . . . . . . . . . .          37,172           49,942
    Total Deferred Tax Liabilities . . . .      $  935,551       $ 947,015

    Accumulated Deferred
    Income Taxes, Net                           $  800,934       $  784,043

    In accordance with various rate orders received from the KCC, the Company has not yet collected through rates the amounts necessary to pay a significant portion of the net deferred income tax liabilities. As management believes it is probable that the net future increases in income taxes payable will be recovered from customers, it has recorded a deferred asset for these amounts.
These assets are also a temporary difference for which deferred income tax liabilities have been provided.
<PAGE 37>
    At December 31, 1995, the Company has alternative minimum tax credits generated prior to April 1, 1992, which carry forward without expiration, of $18.7 million which may be used to offset future regular tax to the extent the regular tax exceeds the alternative minimum tax. These credits have been applied in determining the Company's net deferred income tax liability and corresponding deferred future income taxes at December 31, 1995.


9.  LEGAL PROCEEDINGS

    The Company is involved in various legal and environmental proceedings.
Management believes that adequate provision has been made within the financial statements for these matters and accordingly believes their ultimate dispositions will not have a material adverse effect upon the financial position or results of operations of the Company.


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value as set forth in Statement of Financial Accounting
Standards No. 107 "Disclosures About Fair Value of Financial Instruments":

    Cash and Cash Equivalents-
         The carrying amount approximates the fair value because of the short-term maturity of these investments.
    Decommissioning Trust-
         The carrying amount is recorded at the fair value of the decommissioning trust and is based on quoted market prices at December
         31, 1995 and 1994.
    Variable-rate Debt-
         The carrying amount approximates the fair value because of the short-term variable rates of these debt instruments.
    Fixed-rate Debt-
         The fair value of the fixed-rate debt is based on the sum of the estimated value of each issue taking into consideration the interest rate, maturity, and redemption provisions of each issue.

The estimated fair values of the Company's financial instruments are as follows:

                                   Carrying Value              Fair Value
    December 31,                   1995       1994          1995       1994
                                            (Dollars in Thousands)

    Cash and cash
      equivalents. . . . . . .  $     53    $     47     $     53    $     47
    Decommissioning trust. . .    25,070      16,944       25,070      16,633
    Variable-rate debt . . . .   449,433     407,645      449,433     407,645
    Fixed-rate debt. . . . . .   657,457     657,482      675,471     623,331

<PAGE 38>
11.  JOINT OWNERSHIP OF UTILITY PLANTS


                             Company's Ownership at December 31, 1995
                      In-Service      Invest-     Accumulated      Net    Per-
                         Dates         ment      Depreciation     (MW)    cent
                                      (Dollars in Thousands)

La Cygne 1 (a)         Jun 1973     $  155,566  $   99,133          341     50
Jeffrey  1 (b)         Jul 1978         67,322      28,312          140     20
Jeffrey  2 (b)         May 1980         68,151      26,951          147     20
Jeffrey  3 (b)         May 1983         96,031      36,333          141     20
Wolf Creek (c)         Sep 1985      1,371,878     335,941          548     47

(a)  Jointly owned with Kansas City Power & Light Company (KCPL)
(b)  Jointly owned with Western Resources and UtiliCorp United Inc.
(c)  Jointly owned with KCPL and Kansas Electric Power Cooperative, Inc.


   Amounts and capacity represent the Company's share. The Company's share of operating expenses of the plants in service above, as well as such expenses for a 50% undivided interest in La Cygne 2 (representing 335 MW capacity) sold and leased back to the Company in 1987, are included in operating expenses on the Statements of Income. The Company's share of other transactions associated with the plants is included in the appropriate classification in the Company's financial statements.


12.  QUARTERLY FINANCIAL STATISTICS (Unaudited)

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

                                                   1995
                              4th Qtr.     3rd Qtr.     2nd Qtr.     1st Qtr.
                                            (Dollars in Thousands)
Operating revenues. . . . .   $138,182     $202,382     $144,747     $138,557
Operating income. . . . . .     25,974       63,684       30,779       28,567
Net income. . . . . . . . .     21,598       51,836       19,567       17,872

                                                   1994
                              4th Qtr.     3rd Qtr.     2nd Qtr.     1st Qtr.
                                            (Dollars in Thousands)
Operating revenues. . . . .   $139,087     $189,202     $154,987     $136,604
Operating income. . . . . .     33,607       56,978       33,548       24,878
Net income. . . . . . . . .     22,212       45,481       23,623       13,210

<PAGE 39>
13.  RELATED PARTY TRANSACTIONS

   The cash management function, including cash receipts and disbursements, for KGE is performed by Western Resources. An intercompany account is used to record net receipts and dusbursements handled by Western Resources. The net amount advanced by KGE to Western Resources approximated $35 million and $64 million at December 31, 1995 and 1994, respectively. These amounts are recorded as advances to parent company in Current Assets on the balance sheet.

   Certain operating expenses have been allocated to the Company from Western Resources. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate allocators. Management believes such allocation procedures are reasonable. During 1995, the Company declared a dividend to Western Resources of $150 million.

<PAGE 40>
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

   There were no disagreements with accountants on accounting and financial disclosure.

<PAGE 41>
                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Western Resources, Inc. owns 100% of the Company's outstanding common stock.

                                                                   A Director
                      Business Experience Since 1990 and Other    Continuously
    Name        Age   Directorships Other Than The Company            Since

William B.       43   Chairman of the Board and President             1995
Moore                   (since June 1995), and prior to that
                        Vice President, Finance, Western
                        Resources, Inc.

Robert T.        70   Owner, Crain Realty, Co., Fort Scott,           1992(b)
Crain                   Kansas
(a)                     Directorships
                        Citizens National Bank
                        Ft. Scott Industries, Inc.

Anderson E.      62   President, Jackson Mortuary, Wichita,           1994
Jackson                 Kansas

Donald A.        62   Retired President, Maupintour, Inc.,            1992(b)
Johnston                Lawrence, Kansas (Escorted Tours
(a)                     And Travel)
                        Directorships
                        Commerce Bank, Lawrence

Steven L.        50   Executive Vice President and Chief              1992
Kitchen                 Financial Officer, Western Resources,
                        Inc.

Glenn L.         70   Retired Vice President - Nuclear of the         1992(b)
Koester                 Company

Marilyn B.       46   President, Wichita (since October 1993)         1994
Pauly                   and prior to that Executive Vice
(a)                     President, Wichita, Bank IV, N.A.,
                        Wichita, Kansas
                        Directorships
                        Farmers Mutual Alliance Insurance Company

Richard D.       62   President, Range Oil Company                    1993
Smith                   Directorships
                        Boatmen's National Bank of Kansas

(a)  Member of the Audit Committee of which Mr. Johnston is Chairman.
     The Audit Committee has responsibility for the investigation and review of the financial affairs of the Company and its relations with independent accountants.
(b) Mr. Crain, Mr. Johnston, and Mr. Koester were directors of the former Kansas Gas & Electric Company since 1981, 1980, and 1986, respectively.
<PAGE 42>
   Outside Directors are paid $3,750 per quarter retainer and are paid an attendance fee of $600 for Directors' meetings ($300 if attending by phone).
A committee attendance fee of $800 is paid to the outside Director Audit
Committee Chairman, and $500 to other outside Committee members.  All outside
Directors are reimbursed mileage and expenses while attending Directors' and Committee Meetings.

   During 1995, the Board of Directors met five times and the Audit
Committee met once. Each director attended at least 75% of the total number of Board and Committee meetings held while he/she served as a director or a member of the committee.

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

<PAGE 43>
                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   The following financial statements are included herein under Item 8.

FINANCIAL STATEMENTS

Balance Sheets, December 31, 1995 and 1994
Statements of Income for the year ended December 31, 1995, 1994 and 1993
Statements of Cash Flows for the year ended December 31, 1995, 1994 and 1993
Statements of Taxes for the year ended December 31, 1995, 1994 and 1993
Statements of Capitalization, December 31, 1995 and 1994
Statements of Common Stock Equity for the year ended December 31, 1995
Notes to Financial Statements


REPORTS ON FORM 8-K

   None

<PAGE 44>                    EXHIBIT INDEX

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

 3(c)   By-laws as amended (Filed as Exhibit 3(c) Form 10-K                 I
      for the year ended December 31, 1992, File No. 1-7324)

 4(c)1  Mortgage and Deed of Trust, dated as of April 1, 1940 to            I
      Guaranty Trust Company of New York (now Morgan Guaranty Trust
      Company of New York) and Henry A. Theis (to whom W. A. Spooner is successor), Trustees, as supplemented by thirty-eight
      Supplemental Indentures, dated as of June 1, 1942, March 1, 1948,
      December 1, 1949, June 1, 1952, October 1, 1953, March 1, 1955,
      February 1, 1956, January 1, 1961, May 1, 1966, March 1, 1970,
      May 1, 1971, March 1, 1972, May 31, 1973, July 1, 1975,
      December 1, 1975, September 1, 1976, March 1, 1977, May 1, 1977,
      August 1, 1977, March 15, 1978, January 1, 1979, April 1, 1980,
      July 1, 1980, August 1, 1980, June 1, 1981, December 1, 1981,
      May 1, 1982, March 15, 1984, September 1, 1984 (Twenty-ninth and Thirtieth), February 1, 1985, April 15, 1986, June 1, 1991
      March 31, 1992, December 17, 1992, August 24, 1993, January 15,
      1994 and March 1, 1994, (Filed, respectively, as Exhibit A-1 to
      Form U-1, File No. 70-23; Exhibits 7(b) and 7(c), File No. 2-7405;
      Exhibit 7(d), File No. 2-8242; Exhibit 4(c), File No. 2-9626;
      Exhibit 4(c), File No. 2-10465; Exhibit 4(c), File No. 2-12228;
      Exhibit 4(c), File No. 2-15851; Exhibit 2(b)-1, File No. 2-24680;
      Exhibit 2(c), File No. 2-36170; Exhibits 2(c) and 2(d), File
      No. 2-39975; Exhibit 2(d), File No. 2-43053; Exhibit 4(c)2 to
      Form 10-K, for December 31, 1989, File No. 1-7324; Exhibit 2(c),
      File No. 2-53765; Exhibit 2(e), File No. 2-55488; Exhibit 2(c),
      File No. 2-57013; Exhibit 2(c), File No. 2-58180; Exhibit 4(c)3
      to Form 10-K for December 31, 1989, File No. 1-7324; Exhibit 2(e),
      File No. 2-60089; Exhibit 2(c), File No. 2-60777; Exhibit 2(g), File
      No. 2-64521; Exhibit 2(h), File No. 2-66758; Exhibits 2(d) and
      2(e), File No. 2-69620; Exhibits 4(d) and 4(e), File No. 2-75634;
      Exhibit 4(d), File No. 2-78944; Exhibit 4(d), File No. 2-87532;
      Exhibits 4(c)4, 4(c)5 and 4(c)6 to Form 10-K for December 31,
      1989, File No. 1-7324; Exhibits 4(c)2 and 4(c)3 to Form 10-K for
        <PAGE 45>
                              Description

      December 31, 1992, File No. 1-7324; Exhibit 4(b) to Form S-3,
      File No. 33-50075; Exhibits 4(c)2 and 4(c)3 to Form 10-K for
      December 31, 1993, File No. 1-7324; Exhibit 4(c)2 to Form 10-K for December 31, 1994, File No. 1-7324)

   Instruments defining the rights of holders of other long-term debt not required to be filed as exhibits will be furnished to the Commission upon request.

10(a)   La Cygne 2 Lease (Filed as Exhibit 10(a) to Form 10-K for the year    I
      ended December 31, 1988, File No. 1-7324)

10(a)1  Amendment No. 3 to La Cygne 2 Lease Agreement dated as of September   I
      29, 1992  (Filed as Exhibit 10(b)1 to Form 10-K for the year ended
      December 31, 1992, File No. 1-7324)

10(b)   Outside Directors' Deferred Compensation Plan (Filed as Exhibit       I
      10(c) to the Form 10-K for the year ended December 31, 1993,
      File No. 1-7324)

12    Computation of Ratio of Consolidated Earnings to Fixed Charges
      (Filed electronically)

23    Consent of Independent Public Accountants, Arthur Andersen LLP
         (Filed electronically)

27    Financial Data Schedule (Filed electronically)

<PAGE 46>                   SIGNATURE

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


March 27, 1996                        By           WILLIAM B. MOORE
                                       William B. Moore, Chairman of the Board
                                       and President

