Form 10-Q
period 1996-06-30
KANSAS GAS & ELECTRIC CO /KS/
filed 1996-08-14
CIK 54496

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

   [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended June 30, 1996


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

           Class                               Outstanding at August 14, 1996
 Common Stock (No par value)                           1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

<PAGE 2>
                 KANSAS GAS AND ELECTRIC COMPANY
                              INDEX



                                                                       Page

PART I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                     4 - 6

              Statements of Cash Flows                                 7 - 8

              Statements of Capitalization                               9

              Statements of Common Stock Equity                         10

              Notes to Financial Statements                             11

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    18


Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders       21

     Item 5.  Other Information                                         21

     Item 6.  Exhibits and Reports on Form 8-K                          21

Signature                                                               22

<PAGE 3>

                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)
                          (unaudited)
                                                                 June 30,      December 31,
                                                                   1996            1995
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . . .     $3,468,581       $3,427,928
  Less - Accumulated depreciation . . . . . . . . . . . . .        936,700          893,728
                                                                 2,531,881        2,534,200
  Construction work in progress . . . . . . . . . . . . . .         26,808           40,810
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . . .         49,415           53,942
    Net utility plant . . . . . . . . . . . . . . . . . . .      2,608,104        2,628,952

OTHER PROPERTY AND INVESTMENTS:
  Decommissioning trust . . . . . . . . . . . . . . . . . .         28,551           25,070
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          8,424            7,885
                                                                    36,975           32,955

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .             88               53
  Accounts receivable and unbilled revenues (net) . . . . .         81,652           76,490
  Advances to parent company  . . . . . . . . . . . . . . .        214,303           34,948
  Fossil fuel, at average cost. . . . . . . . . . . . . . .         14,895           17,522
  Materials and supplies, at average cost . . . . . . . . .         30,545           31,458
  Prepayments and other current assets. . . . . . . . . . .         30,427           17,128
                                                                   371,910          177,599

DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes  . . . . . . . . . . . . . .        208,367          208,367
  Deferred coal contract settlement costs . . . . . . . . .         13,136           14,612
  Phase-in revenues . . . . . . . . . . . . . . . . . . . .         35,089           43,861
  Other deferred plant costs. . . . . . . . . . . . . . . .         31,406           31,539
  Corporate-owned life insurance (net). . . . . . . . . . .         10,473            7,279
  Unamortized debt expense. . . . . . . . . . . . . . . . .         24,513           25,605
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         42,376           32,645
                                                                   365,360          363,908

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     $3,382,349       $3,203,414


CAPITALIZATION AND LIABILITIES

CAPITALIZATION (See Statements):
  Common stock equity . . . . . . . . . . . . . . . . . . .     $1,169,030       $1,186,077
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,006          684,082
                                                                 1,853,036        1,870,159

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .        250,000           50,000
  Long-term debt due within one year. . . . . . . . . . . .           -              16,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         58,478           50,783
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .         19,455           17,766
  Accrued interest. . . . . . . . . . . . . . . . . . . . .          9,082            7,903
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          6,603            6,608
                                                                   343,618          149,060

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . . .        794,468          800,934
  Deferred investment tax credits . . . . . . . . . . . . .         71,345           72,970
  Deferred gain from sale-leaseback . . . . . . . . . . . .        237,880          242,700
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         82,002           67,591
                                                                 1,185,695        1,184,195
COMMITMENTS AND CONTINGENCIES (Note 2)
     TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .     $3,382,349       $3,203,414

The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 4>

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Three Months Ended
                                                                          June 30,
                                                                    1996           1995
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  163,038     $  144,747

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          21,828         19,167
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           5,618          5,076
  Power purchased . . . . . . . . . . . . . . . . . . . . .           2,464            523
  Other operations. . . . . . . . . . . . . . . . . . . . .          38,307         31,794
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          15,439         12,359
  Depreciation and amortization . . . . . . . . . . . . . .          23,494         18,316
  Amortization of phase-in revenues . . . . . . . . . . . .           4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           9,215          8,208
    State income  . . . . . . . . . . . . . . . . . . . . .           2,801          2,387
    General . . . . . . . . . . . . . . . . . . . . . . . .          12,047         11,752
      Total operating expenses. . . . . . . . . . . . . . .         135,599        113,968

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          27,439         30,779

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (1,565)        (1,821)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .             556            731
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           4,729          2,184
      Total other income and deductions . . . . . . . . . .           3,720          1,094

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          31,159         31,873

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          11,583         11,783
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           2,694          1,107
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .            (371)          (584)
      Total interest charges. . . . . . . . . . . . . . . .          13,906         12,306

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   17,253     $   19,567


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 5>

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    1996           1995
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  308,072     $  283,304

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          43,980         37,396
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           7,375          9,764
  Power purchased . . . . . . . . . . . . . . . . . . . . .           6,824          1,206
  Other operations. . . . . . . . . . . . . . . . . . . . .          69,676         62,199
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          27,338         24,626
  Depreciation and amortization . . . . . . . . . . . . . .          46,862         36,669
  Amortization of phase-in revenues . . . . . . . . . . . .           8,772          8,772
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          12,672         15,478
    State income  . . . . . . . . . . . . . . . . . . . . .           3,992          4,462
    General . . . . . . . . . . . . . . . . . . . . . . . .          24,088         23,386
      Total operating expenses. . . . . . . . . . . . . . .         251,579        223,958

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          56,493         59,346

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (3,749)        (3,537)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           1,571          2,830
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           5,327          3,819
      Total other income and deductions . . . . . . . . . .           3,149          3,112

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          59,642         62,458

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          23,299         23,551
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           4,369          2,612
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .            (979)        (1,144)
      Total interest charges. . . . . . . . . . . . . . . .          26,689         25,019

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   32,953     $   37,439


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 6>

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                          June 30,
                                                                    1996           1995
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  648,636     $  611,593

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          87,176         83,844
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .          17,036         15,231
  Power purchased . . . . . . . . . . . . . . . . . . . . .          10,195          4,857
  Other operations. . . . . . . . . . . . . . . . . . . . .         125,353        118,674
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          50,768         47,384
  Depreciation and amortization . . . . . . . . . . . . . .          89,872         69,865
  Amortization of phase-in revenues . . . . . . . . . . . .          17,545         17,544
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          45,524         47,617
    State income  . . . . . . . . . . . . . . . . . . . . .          12,073         12,304
    General . . . . . . . . . . . . . . . . . . . . . . . .          46,943         44,342
      Total operating expenses. . . . . . . . . . . . . . .         502,485        461,662

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .         146,151        149,931

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (2,880)        (6,898)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           3,625          5,101
  Income taxes (net). . . . . . . . . . . . . . . . . . . .          10,594          7,871
      Total other income and deductions . . . . . . . . . .          11,339          6,074

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .         157,490        156,005

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          46,821         47,280
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           6,947          5,323
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .          (2,665)        (1,730)
      Total interest charges. . . . . . . . . . . . . . . .          51,103         50,873

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $  106,387     $  105,132


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 7>

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                     Six Months Ended
                                                                          June 30,
                                                                    1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   32,953     $   37,439
  Depreciation and amortization . . . . . . . . . . . . . . .        36,850         36,669
  Other amortization (including nuclear fuel) . . . . . . . .         5,658          7,388
  Gain on sales of utility plant (net of tax) . . . . . . . .          -              (951)
  Deferred taxes and investment tax credits (net) . . . . . .        (8,091)       (10,360)
  Amortization of phase-in revenues . . . . . . . . . . . . .         8,772          8,772
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (12,593)        (8,665)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (4,820)        (4,821)
  Amortization of acquisition adjustment. . . . . . . . . . .        10,012           -
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .        (5,162)          (147)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         2,627         (2,857)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .         7,695          5,833
    Interest and taxes accrued. . . . . . . . . . . . . . . .         2,868          6,605
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        10,076        (12,881)
  Changes in other assets and liabilities . . . . . . . . . .       (31,859)         9,254
      Net cash flows from operating activities. . . . . . . .        54,986         71,278

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        31,314         40,556
  Sales of utility plant. . . . . . . . . . . . . . . . . . .          -            (1,723)
  Corporate-owned life insurance policies . . . . . . . . . .        22,468         25,639
  Death proceeds of corporate-owned life insurance. . . . . .          -              (250)
      Net cash flows used in investing activities . . . . . .        53,782         64,222

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       200,000        (25,000)
  Advances to parent company (net). . . . . . . . . . . . . .      (179,355)       (27,511)
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .       (16,135)           (25)
  Borrowings against life insurance policies. . . . . . . . .        44,321         45,578
  Repayment of borrowings against life insurance policies . .          -               (73)
  Dividends to parent company . . . . . . . . . . . . . . . .       (50,000)          -
     Net cash flows from (used in) financing activities . . .        (1,169)        (7,031)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .            35             25

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            53             47
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       88     $       72


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   50,652     $   48,809
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        17,600         18,100


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 8>

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                          June 30,
                                                                    1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $  106,387     $  105,132
  Depreciation and amortization . . . . . . . . . . . . . . .        73,131         69,865
  Other amortization (including nuclear fuel) . . . . . . . .        13,463         12,426
  Gain on sales of utility plant (net of tax) . . . . . . . .          -              (951)
  Deferred taxes and investment tax credits (net) . . . . . .         6,120         10,670
  Amortization of phase-in revenues . . . . . . . . . . . . .        17,545         17,544
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (32,476)       (17,081)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (9,639)        (9,641)
  Amortization of acquisition adjustment. . . . . . . . . . .        16,741           -
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .       (13,672)       (10,657)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         1,714         (3,536)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .         3,552         (5,177)
    Interest and taxes accrued. . . . . . . . . . . . . . . .        (2,770)        (2,557)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        20,977         (1,683)
  Changes in other assets and liabilities . . . . . . . . . .       (26,588)          (491)
      Net cash flows from operating activities. . . . . . . .       174,485        163,863

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        84,696         83,130
  Sales of utility plant. . . . . . . . . . . . . . . . . . .          -            (1,723)
  Corporate-owned life insurance policies . . . . . . . . . .        27,176         28,049
  Death proceeds of corporate-owned life insurance. . . . . .       (10,333)          (250)
      Net cash flows used in investing activities . . . . . .       101,539        109,206

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       225,000           (200)
  Advances to parent company (net). . . . . . . . . . . . . .      (122,399)        23,674
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .       (16,135)           (25)
  Borrowings against life insurance policies. . . . . . . . .        45,789         46,962
  Repayment of borrowings against life insurance policies . .        (5,185)           (73)
  Dividends to parent company . . . . . . . . . . . . . . . .      (200,000)      (125,000)
     Net cash flows from (used in) financing activities . . .       (72,930)       (54,662)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .            16             (8)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            72             77
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       88     $       72

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   73,651     $   73,544
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        41,660         28,209


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 9>

                 KANSAS GAS AND ELECTRIC COMPANY
                   STATEMENTS OF CAPITALIZATION
                      (Dollars in Thousands)
                          (Unaudited)

                                                                   June 30,           December 31,
                                                                     1996                 1995

COMMON STOCK EQUITY (see Statements):
  Common stock, without par value, authorized and issued
    1,000 shares. . . . . . . . . . . . . . . . . . . . . . .  $1,065,634           $1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . . .     103,396              120,443
    Total common stock equity . . . . . . . . . . . . . . . .   1,169,030   63%      1,186,077   63%

LONG-TERM DEBT:
  First Mortgage Bonds:
       Series                    Due         1996      1995
       5-5/8%                    1996      $   -     $ 16,000
       7.6%                      2003       135,000   135,000
       6-1/2%                    2005        65,000    65,000
       6.20%                     2006       100,000   100,000
                                                                  300,000              316,000
  Pollution Control Bonds:
       5.10%                     2023        13,822    13,957
       Variable  (a)             2027        21,940    21,940
       7.0%                      2031       327,500   327,500
       Variable  (a)             2032        14,500    14,500
       Variable  (a)             2032        10,000    10,000
                                                                  387,762              387,897
       Total bonds. . . . . . . . . . . . . . . . . . . . . .     687,762              703,897

  Less:
    Unamortized premium and discount (net). . . . . . . . . .       3,756                3,815
    Long-term debt due within one year. . . . . . . . . . . .        -                  16,000
       Total long-term debt . . . . . . . . . . . . . . . . .     684,006  37%         684,082   37%

TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . . .  $1,853,036 100%      $1,870,159  100%


      (a)    Market-Adjusted Tax Exempt Securities (MATES).  As of June 30, 1996, the rate on these bonds ranged from 3.62% to 3.66%.


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 10>

                 KANSAS GAS AND ELECTRIC COMPANY
                STATEMENTS OF COMMON STOCK EQUITY
                      (Dollars in Thousands)
                           (Unaudited)

                                                           Common          Retained
                                                            Stock          Earnings
BALANCE DECEMBER 31, 1993, 1,000 shares. . . . . . .     $1,065,634       $  180,044

Net income . . . . . . . . . . . . . . . . . . . . .                         104,526
Dividend to parent company . . . . . . . . . . . . .                        (125,000)


BALANCE DECEMBER 31, 1994, 1,000 shares. . . . . . .      1,065,634          159,570

Net income . . . . . . . . . . . . . . . . . . . . .                         110,873
Dividend to parent company . . . . . . . . . . . . .                        (150,000)


BALANCE DECEMBER 31, 1995, 1,000 shares. . . . . . .      1,065,634          120,443

Net Income . . . . . . . . . . . . . . . . . . . . .                          32,953
Dividend to parent company . . . . . . . . . . . . .                         (50,000)


BALANCE JUNE 30, 1996, 1,000 shares. . . . . . . . .     $1,065,634       $  103,396


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 11>
                 KANSAS GAS AND ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

    General: Kansas Gas and Electric Company (the Company, KGE) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The Company is engaged in the production, purchase, transmission, distribution, and sale of electricity. The Company serves approximately 275,000 electric customers in southeastern Kansas.

    On March 31, 1992, Western Resources through its wholly-owned subsidiary KCA Corporation (KCA), acquired all of the outstanding common and preferred stock of KGE. Simultaneously, KCA and KGE merged and adopted the name of KGE (the Merger).

    The Company owns 47% of the Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). The Company records in its financial statements its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities.

    The Company prepares its financial statements in conformity with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the Company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC). The financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the balance sheet date, and to report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995, and the results of its operations for the three, six and twelve month periods ended June 30, 1996 and 1995. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

    On April 24, 1996, FERC issued its final rule on Order No. 888, Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities. The Company has reviewed this order and does not expect it to have a material effect on operations.

    Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI) are recorded in Corporate-owned Life Insurance (net) on the balance sheets:
<PAGE 12>
                                               June 30,       December 31,
                                                 1996             1995
                                                 (Dollars in Millions)
       Cash surrender value of contracts. .     $407.8           $360.3
       Borrowings against contracts . . . .     (397.3)          (353.0)
           COLI (net) . . . . . . . . . . .     $ 10.5           $  7.3

     Income is recorded for increases in cash surrender value and net death proceeds. Interest expense is recognized for COLI borrowings. The net income generated from COLI contracts, including the tax benefit of the interest deductions and premium expenses, are recorded as Corporate-owned Life Insurance (net) on the Statements of Income. The income from increases in cash surrender value and net death proceeds was $5.4 million, $10.2 million and $24.7 million for the three, six and twelve months ended June 30, 1996, respectively, compared to $4.2 million, $8.1 million and $16.0 million for the three, six and twelve months ended 1995, respectively. The interest expense deduction taken was $7.0 million, $13.9 million and $27.6 million for the three, six and twelve months ended June 30, 1996, respectively, compared to $6.0 million, $11.7 million and $22.9 million for the six and twelve months ended 1995, respectively. On August 2, 1996, Congress passed the Health Insurance Portability and Accountability Act of 1996 which President Clinton has indicated that he intends to sign. The act is expected to have minimal impact on the Company's COLI contracts.

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

    Decommissioning: The Company accrues decommissioning costs over the expected life of the Wolf Creek generating facility. The accrual is based on estimated unrecovered decommissioning costs which consider inflation over the remaining estimated life of the generating facility and are net of expected earnings on amounts recovered from customers and deposited in an external trust fund.
<PAGE 13>
    On June 9, 1994, the KCC issued an order approving the estimated decommissioning costs of the 1993 Wolf Creek Decommissioning Cost Study which estimates the Company's share of Wolf Creek decommissioning costs, under the immediate dismantlement method, to be approximately $595 million during the period 2025 through 2033, or approximately $174 million in 1993 dollars. These costs were calculated using an assumed inflation rate of 3.45% over the remaining service life, in 1993, of 32 years.

    Decommissioning costs are being charged to operating expenses in accordance with the KCC order. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts expensed approximated $3.6 million in 1995 and will increase annually to $5.5 million in 2024. These expenses are deposited in an external trust fund. The average after tax expected return on trust assets is 5.9%

    The Company's investment in the decommissioning fund, including reinvested earnings approximated $28.6 million and $25.1 million at June 30, 1996 and December 31, 1995, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability. These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Balance Sheets.

    The staff of the Securities and Exchange Commission (SEC) has questioned certain current accounting practices used by nuclear electric generating station owners regarding the recognition, measurement and classification of decommissioning costs for nuclear electric generating stations. In response to these questions, the FASB is expected to issue new accounting standards for removal costs, including decommissioning in 1997. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual decommissioning expenses could increase, (2) the estimated present value of decommissioning costs could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a
reduction to decommissioning expense.   When revised accounting guidance is
issued, the Company will also have to evaluate its effect on accounting for removal costs of other long-lived assets. The Company is not able to predict what effect such changes would have on results of operations, financial position, or related regulatory practices until the final issuance of revised accounting guidance, but such effect could be material.

    The Company carries premature decommissioning insurance which has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission (NRC), and to pay for on-site property damages. This decommissioning insurance will only be available if the insurance funds are not needed to implement the NRC-approved plan for stabilization and decontamination.
<PAGE 14>
    Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $8.9 billion for a single nuclear incident. If this liability limitation is insufficient, the U.S. Congress will consider taking whatever action is necessary to compensate the public for valid claims. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident, per year.

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

    The Owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves, and other NEIL resources, the Company may be subject to retrospective assessments of approximately $11 million per year.

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

    Clean Air Act: The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in certain emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company installed continuous monitoring and reporting equipment at a total cost of approximately $2.3 million by the December 31, 1995 deadline. The Company expects some additional equipment acquisitions and other expenditures to be needed to meet Phase II sulfur dioxide requirements. Current estimated costs for Phase II are approximately $5 million.

    The nitrogen oxides and toxic limits, which were not set in the law, were proposed by the EPA in January 1996. The Company is currently evaluating the steps it will need to take in order to comply with the proposed new rules, but is unable to determine its compliance options or related compliance costs until the evaluation is finished later this year. The Company will have three years to comply with the new rules.
<PAGE 15>
    Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the Company has entered into various commitments to obtain nuclear fuel, coal, and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At
December 31, 1995, WCNOC's nuclear fuel commitments (Company's share) were approximately $15.3 million for uranium concentrates expiring at various times through 2001, $120.8 million for enrichment expiring at various times through 2014, and $72.7 million for fabrication through 2025. At December 31, 1995, the Company's coal and natural gas contract commitments in 1995 dollars under the remaining terms of the contracts were $643 million. The largest coal contract expires in 2020, with the remaining coal contracts expiring at various times through 2013.

    Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment, decontamination, and decommissioning fund. The Company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.


3.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35 percent. The Federal statutory rate produces effective income tax rates of 29.7% and 30.1% for the three month periods, 25.6% and 30.1% for the six month periods, and 30.6% and 33.1% for the twelve month periods ended June 30, 1996 and 1995, respectively. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.


4.  RATE MATTERS AND REGULATION

    KCC Rate Proceedings: On August 17, 1995, the Company filed with the KCC a request to more rapidly recover its investment in its assets of Wolf Creek over the next seven years. The request involved acceleration of depreciation of Wolf Creek by $50 million for each of the next seven years. The Company sought to reduce electric rates for its customers by approximately $8.7 million annually for the seven year period. The Company also requested to extend the service life of certain of its transmission and distribution assets for both the Company's and KPL's electric jurisdictions.

    On May 23, 1996, the Company implemented the first $8.7 million reduction on an interim basis. On July 25, 1996, the KCC Staff, Western Resources, and the Company entered into an agreement whereby its rates would be reduced an additional $37.3 million and the current interim $8.7 million rate reduction would become permanent upon final order in the proceeding. Other provisions of the agreement include an $8.7 million annual KPL electric rate reduction upon final order, a $10 million annual KGE rate reduction at January 1, 1998, and a five year incentive rate mechanism requiring all regulated earnings in excess of a 12% regulatory return on equity to be shared 50/50 between customers and shareholders. The agreement specifies that the plan and electric rates will remain in place five years subject to changes necessary to reflect the effect of laws and/or edicts, or other material changes in circumstances which have a substantial net impact upon the Company's utility operations or revenues. On August 9, 1996, Western Resources, the Company, and the KCC Staff were joined by the Citizens Utility Ratepayers Board and the City of Wichita, Kansas in filing a motion to the KCC to approve the agreement.
<PAGE 16>
    On April 15, 1996, Western Resources filed an application with the KCC requesting an order approving its proposal to merge with KCPL and for other related relief. On July 29, 1996, Western Resources filed its First Amended Application with the KCC in its proceeding for approval to merge with KCPL. The amended application reflected the increase in Western Resources' offer for KCPL from $28 to $31 per share and proposed an incentive rate mechanism requiring all regulated earnings in excess of the merged Company's 12.61% return on equity to be split among customers, shareholders, and additional depreciation on Wolf Creek.


5.  WESTERN RESOURCES' PROPOSED MERGER WITH KANSAS CITY POWER & LIGHT COMPANY

    On April 14, 1996, in a letter to Mr. A. Drue Jennings, Chairman of the Board, President and Chief Executive Officer of Kansas City Power & Light Company (KCPL), Western Resources proposed an offer to merge with KCPL.

    On April 22, 1996, KCPL's Board of Directors rejected the Western Resources' proposal and announced its intention to proceed with a merger agreement entered into on January 19, 1996 with UtiliCorp United Inc. (UCU). Following the rejection of the April 14 offer, Western Resources filed proxy materials with the SEC for use in soliciting proxies from KCPL shareholders against the approval of the UCU/KCPL merger. Western Resources believes its offer is financially superior for KCPL shareholders and is actively seeking to have KCPL shareholders vote against the proposed UCU/KCPL merger. On April 22, 1996, Western Resources announced its intention to commence an offer to exchange shares of Western Resources common stock for each KCPL share (the Offer) and filed with the SEC a registration statement on Form S-4 relating to such exchange offer. On July 3, the registration statement became effective and on July 8, exchange offer materials were mailed to KCPL shareholders.

    The number of shares of Western Resources common stock to be delivered per KCPL share pursuant to the initial Offer would have been equal to the quotient (rounded to the nearest 1/100,000) determined by dividing $28 by the average of the high and low sales prices of Western Resources common stock on the New York Stock Exchange for each of the twenty consecutive trading days ending with the second trading day immediately preceding the expiration of the Offer (the Exchange Ratio), provided that the Exchange Ratio would not have been less than 0.833 nor greater than 0.985. On May 6, 1996, Western Resources announced a change in the terms of the Offer so that the Exchange Ratio would not be less than 0.91 nor greater than 0.985, and presented the new offer to the KCPL Board.

    On June 17, 1996, Western Resources raised its Offer to $31 from $28 with an exchange ratio of 0.933 to 1.1 shares of Western Resources common stock for each KCPL common share. The increased Offer, which remains a stock-for-stock transaction, is valued at $1.9 billion. On June 24, 1996, KCPL's Board of Directors also rejected this offer.
<PAGE 17>
    KCPL shareholders were scheduled to vote on the UCU/KCPL merger at their annual shareholders' meeting on May 22, 1996. On May 20, 1996, KCPL announced that it had reached a restructured merger agreement with UCU and canceled the May 22, 1996 vote. The vote on the new transaction was scheduled for an August 7, 1996, special shareholder meeting. On May 20, 1996 KCPL also filed suit against Western Resources and a KCPL shareholder in the Federal District Court for the Western District of Missouri (the Court) for a declaratory order, among other things, determining that the restructured transaction was legal pursuant to Missouri law, that its adoption was not a breach of fiduciary duty, and that a simple majority of shares voted would be required to approve the transaction rather than the vote of two-thirds of all outstanding shares required for approval of the original proposal.

    On August 2, 1996, the Court denied KCPL's request with respect to the requisite vote, holding a two-thirds vote of outstanding shares would be required to approve the restructured transaction. As a result, KCPL postponed the special shareholder meeting until August 16, 1996.

    According to KCPL's quarterly report on Form 10-Q for the quarter ended June 30, 1996, there were issued and outstanding 61,902,083 shares of KCPL common stock.

    Western Resources intends to acquire, after consummation of the Offer, the remaining KCPL shares pursuant to a merger of Western Resources and KCPL (the Merger).

    Western Resources has filed applications with the KCC and Missouri Public Service Commission seeking approval of the Merger. Western Resources will also need approval from the FERC and the NRC. See Note 4 for discussion of rate proceedings.

    Western Resources' proposal is designed to qualify as a pooling of interests for financial reporting purposes. Under this method, the recorded assets and liabilities of Western Resources and KCPL would be carried forward at historical amounts to a combined balance sheet. Prior period operating results and statements of financial position, cash flows and capitalization would be restated to effect the combination for all periods presented.

    KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to approximately 430,000 customers in western Missouri and eastern Kansas. KCPL and Western Resources have joint interests in certain electric generating assets, including Wolf Creek.

    Completion of the Offer and the Merger are subject to various conditions, including approvals from shareholders, regulatory and other governmental agencies.

    The merger proposal contains certain analyses and statements with respect to the financial condition, results of operations and business of the Company following the consummation of the Offer and the Merger, including statements relating to the cost savings that will be realized from the Merger. Such analyses and statements include forward looking statements with respect to, among other things: (1) expected cost savings from the Merger; (2) normal weather conditions; (3) future national and regional economic and competitive conditions; (4) inflation rates; (5) regulatory treatment; (6) future financial market conditions; (7) interest rates; (8) future business decisions; and (9) other uncertainties, which though considered reasonable by the Company, are beyond the Company's control and difficult to predict.

<PAGE 18>
                           KANSAS GAS AND ELECTRIC COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 7 of the Company's Annual Report on Form 10-K for 1995. The following updates certain information provided in the 1995 Form 10-K, and analyzes the changes in the results of operations between the three, six and twelve month periods ended June 30, 1996 and comparable periods of 1995.


FINANCIAL CONDITION

    General: The Company had net income of $17.3 million and $33.0 million for the three and six months ended June 30, 1996 compared to $19.6 million and $37.4 million for the same periods in 1995, respectively. The decreases in net income were primarily due to the amortization of the acquisition adjustment as a result of the Merger and higher operating expenses, resulting from Wolf Creek's eighth refueling outage during the first quarter of 1996. An increase in net generation due to customer demand for air conditioning load during the second quarter of 1996 also contributed to higher operating expenses. These higher expenses offset the increases in sales and revenues the Company experienced during the three and six months ended June 30, 1996 as compared to the same periods of 1995.

    Net income for the twelve months ended June 30, 1996, of $106.4 million, increased slightly from net income of $105.1 million for the comparable period of 1995. The increase was primarily due to increased interchange (sales to other utilities) and residential sales as a result of warmer spring temperatures as compared to last year.

    Liquidity and Capital Resources: All 1,000 shares of the Company's common stock are held by Western Resources.

    The Company's short-term financing requirements are satisfied through short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At June 30, 1996, short-term borrowing amounted to $250 million compared to $50 million at December 31, 1995.

    During the second quarter of 1996, the Company increased its borrowings against the accumulated cash surrender values of the corporate-owned life insurance policies by $42.5 million and received $1.8 million from increased borrowings on Wolf Creek Nuclear Operating Company policies.


OPERATING RESULTS

    The following discussion explains variances for the three, six and twelve months ended June 30, 1996, to the comparable periods of 1995.

<PAGE 19>
    Revenues: The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric sales will continue to be affected by weather conditions, competing fuel sources, wholesale demand, and the overall economy of the Company's service area.

    The following table reflects changes in electric sales for the three, six and twelve months ended June 30, 1996 from the comparable periods of 1995.

    Increase in electric sales volumes:

                                     3 Months    6 Months     12 Months
                                       Ended       Ended        Ended
         Residential                   22.8%       15.9%        12.8%
         Commercial                     9.5%        7.5%         5.1%
         Industrial                     1.8%        2.6%         4.2%
         Total Retail                   9.3%        7.5%         6.9%

         Wholesale & Interchange      117.4%       61.5%        30.5%
         Total electric sales          25.2%       15.8%        10.3%

    Revenues for the three and six months ended June 30, 1996, of $163.0 million and $308.1 million, increased approximately thirteen and nine percent from revenues of $144.7 million and $283.3 million for the comparable periods of 1995, respectively. These increases are largely due to increased residential and interchange sales as a result of warmer spring temperatures experienced during the second quarter of 1996 compared to 1995.

    The Company's service territory experienced a 129% increase in the number of cooling degree days during the second quarter of 1996, as compared to the second quarter of 1995 and a 31% higher than normal number of cooling degree days.

    Revenues for the twelve months ended June 30, 1996, increased approximately six percent to $648.6 million from revenues of $611.6 million for the comparable period of 1995. The increase can also be attributed to increased interchange and residential sales as a result of warmer spring temperatures as discussed above.

    Operating Expenses: Total operating expenses increased nineteen and twelve percent for the three and six months ended June 30, 1996, respectively, compared to the same periods of 1995. The increases are primarily attributable to the amortization of the acquisition adjustment and increased fuel, purchased power and other operating expenses due to Wolf Creek being off-line for its eight refueling and maintenance outage. Also contributing to the increases in fuel and operating expenses was the increase in net generation due to increase in demand for air conditioning load from residential customers during the spring months of 1996.

    Total operating expenses increased approximately nine percent for the twelve months ended June 30, 1996 compared to the same period of 1995. The increase was due to the amortization of the acquisition adjustment and Wolf Creek's refueling outage mentioned above.
<PAGE 20>
    The amortization of the acquisition adjustment, which began in August 1995, amounted to $5.0 million, $10.0 million and $16.7 million for the three, six and twelve months ended June 30, 1996, respectively.


    Other Income and Deductions: Other income and deductions, net of taxes, increased for the three and six months ended June 30, 1996, compared to the same periods of 1995 primarily as a result of the reclassification of income taxes applicable to the amortization of acquisition adjustment.

    Other income and deductions, net of taxes, increased to $11.3 million for the twelve months ended June 30, 1996 from $6.1 million for the twelve months ended June 30, 1995. The increase was primarily due to receipt of death benefit proceeds under COLI contracts during the fourth quarter of 1995.

    Interest Expense: Interest expense increased thirteen percent and seven percent for the three and six months ended June 30, 1996, compared to the same periods of 1995, respectively. These increases are attributable to higher interest expense on short-term debt during the second quarter of 1996.

    Interest expense for the twelve months ended June 30, 1996, remained virtually unchanged, compared to the same period of 1995. An increase in allowance for funds used during construction (AFUDC) charges due to a higher AFUDC rate and the impact of increased COLI borrowings which reduce the need for other long-term debt and thereby reducing interest expense were offset by the increase in short-term debt interest expense.


OTHER INFORMATION

    Amortization: In accordance with the KCC order relating to the acquisition of the Company by Western Resources, amortization of the acquisition adjustment commenced in August 1995. The amortization will amount to approximately $20 million (pre-tax) per year for 40 years. Western Resources and the Company can recover the amortization of the acquisition adjustment through cost savings under a sharing mechanism approved by the KCC.

<PAGE 21>
                KANSAS GAS AND ELECTRIC COMPANY
                   Part II Other Information



Item 4.  Submission of Matters to a Bote of Security Holders

         Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5.  Other Information

         Proposed Merger of Western Resources with Kansas City Power & Light
        Company:  See Note 2 of the Notes to Financial Statements.

         Rate Plans: See Note 4 of the Notes to Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges for 12 Months Ended June 30, 1996 (filed electronically)

         Exhibit 27 - Financial Data Schedule (filed electronically)

    (b)  Reports on Form 8-K:

         None

<PAGE 22>
                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


August 14, 1996                           By     /s/ Richard D. Terrill

                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel