Form 10-Q
period 1996-09-30
KANSAS GAS & ELECTRIC CO /KS/
filed 1996-10-25
CIK 54496

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

   [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 1996


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

           Class                               Outstanding at October 25, 1996
 Common Stock (No par value)                           1,000 Shares


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

<PAGE 3>
                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)
                          (Unaudited)

                                                             September 30,     December 31,
                                                                  1996             1995
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . . .     $3,476,803       $3,427,928
  Less - Accumulated depreciation . . . . . . . . . . . . .        956,599          893,728
                                                                 2,520,204        2,534,200
  Construction work in progress . . . . . . . . . . . . . .         31,394           40,810
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . . .         44,072           53,942
    Net utility plant . . . . . . . . . . . . . . . . . . .      2,595,670        2,628,952

OTHER PROPERTY AND INVESTMENTS:
  Decommissioning trust . . . . . . . . . . . . . . . . . .         30,627           25,070
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          8,745            7,885
                                                                    39,372           32,955

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .             64               53
  Accounts receivable and unbilled revenues (net) . . . . .         86,241           76,490
  Advances to parent company  . . . . . . . . . . . . . . .        227,419           34,948
  Fossil fuel, at average cost. . . . . . . . . . . . . . .         15,628           17,522
  Materials and supplies, at average cost . . . . . . . . .         30,286           31,458
  Prepayments and other current assets. . . . . . . . . . .         23,114           17,128
                                                                   382,752          177,599

DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes  . . . . . . . . . . . . . .        208,367          208,367
  Deferred coal contract settlement costs . . . . . . . . .         12,396           14,612
  Phase-in revenues . . . . . . . . . . . . . . . . . . . .         30,703           43,861
  Other deferred plant costs. . . . . . . . . . . . . . . .         31,339           31,539
  Corporate-owned life insurance (net). . . . . . . . . . .         10,474            7,279
  Unamortized debt expense. . . . . . . . . . . . . . . . .         23,969           25,605
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         40,261           32,645
                                                                   357,509          363,908

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     $3,375,303       $3,203,414


CAPITALIZATION AND LIABILITIES

CAPITALIZATION (See Statements):
  Common stock equity . . . . . . . . . . . . . . . . . . .     $1,184,766       $1,186,077
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,037          684,082
                                                                 1,868,803        1,870,159

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .        210,000           50,000
  Long-term debt due within one year. . . . . . . . . . . .           -              16,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         43,772           50,783
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .         56,875           17,766
  Accrued interest. . . . . . . . . . . . . . . . . . . . .         14,270            7,903
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          6,604            6,608
                                                                   331,521          149,060

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . . .        789,040          800,934
  Deferred investment tax credits . . . . . . . . . . . . .         70,534           72,970
  Deferred gain from sale-leaseback . . . . . . . . . . . .        235,470          242,700
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         79,935           67,591
                                                                 1,174,979        1,184,195
COMMITMENTS AND CONTINGENCIES (Note 2)
     TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .     $3,375,303       $3,203,414

The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 4>

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                                    1996           1995
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  193,198     $  202,382

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          29,082         24,360
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           6,299          5,084
  Power purchased . . . . . . . . . . . . . . . . . . . . .           1,916          2,276
  Other operations. . . . . . . . . . . . . . . . . . . . .          31,355         27,831
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          11,388         11,460
  Depreciation and amortization . . . . . . . . . . . . . .          23,847         20,033
  Amortization of phase-in revenues . . . . . . . . . . . .           4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          18,156         26,774
    State income  . . . . . . . . . . . . . . . . . . . . .           4,825          6,482
    General . . . . . . . . . . . . . . . . . . . . . . . .          12,512         11,736
      Total operating expenses. . . . . . . . . . . . . . .         143,766        140,422

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          49,432         61,960

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           2,648         (2,248)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           1,091            872
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           2,563          3,459
      Total other income and deductions . . . . . . . . . .           6,302          2,083

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          55,734         64,043

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          11,505         11,759
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           3,937          1,194
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .            (444)          (746)
      Total interest charges. . . . . . . . . . . . . . . .          14,998         12,207

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   40,736     $   51,836


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 5>

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1996           1995
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  501,270     $  485,686

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          73,062         61,756
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .          13,674         14,848
  Power purchased . . . . . . . . . . . . . . . . . . . . .           8,740          3,482
  Other operations. . . . . . . . . . . . . . . . . . . . .         101,031         90,030
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          38,726         36,086
  Depreciation and amortization . . . . . . . . . . . . . .          70,709         56,702
  Amortization of phase-in revenues . . . . . . . . . . . .          13,158         13,158
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          30,828         42,252
    State income  . . . . . . . . . . . . . . . . . . . . .           8,817         10,944
    General . . . . . . . . . . . . . . . . . . . . . . . .          36,600         35,122
      Total operating expenses. . . . . . . . . . . . . . .         395,345        364,380

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .         105,925        121,306

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (1,101)        (5,785)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           2,662          3,702
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           7,890          7,278
      Total other income and deductions . . . . . . . . . .           9,451          5,195

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .         115,376        126,501

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          34,804         35,310
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           8,306          3,806
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .          (1,423)        (1,890)
      Total interest charges. . . . . . . . . . . . . . . .          41,687         37,226

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   73,689     $   89,275


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 6>

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                       September 30,
                                                                    1996           1995
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  639,452     $  624,773

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          91,898         80,477
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .          18,251         16,677
  Power purchased . . . . . . . . . . . . . . . . . . . . .           9,835          5,757
  Other operations. . . . . . . . . . . . . . . . . . . . .         128,877        120,413
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          50,696         48,887
  Depreciation and amortization . . . . . . . . . . . . . .          93,686         70,757
  Amortization of phase-in revenues . . . . . . . . . . . .          17,545         17,544
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          36,906         50,870
    State income  . . . . . . . . . . . . . . . . . . . . .          10,416         13,211
    General . . . . . . . . . . . . . . . . . . . . . . . .          47,719         45,267
      Total operating expenses. . . . . . . . . . . . . . .         505,829        469,860

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .         133,623        154,913

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           2,016         (7,418)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           3,844          5,140
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           9,698          9,193
      Total other income and deductions . . . . . . . . . .          15,558          6,915

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .         149,181        161,828

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          46,567         47,105
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           9,690          5,268
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .          (2,363)        (2,032)
      Total interest charges. . . . . . . . . . . . . . . .          53,894         50,341

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   95,287     $  111,487


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 7>

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   73,689     $   89,275
  Depreciation and amortization . . . . . . . . . . . . . . .        55,691         54,978
  Other amortization (including nuclear fuel) . . . . . . . .        10,777         11,274
  Gain on sales of utility plant (net of tax) . . . . . . . .          -              (951)
  Deferred taxes and investment tax credits (net) . . . . . .       (14,330)       (16,470)
  Amortization of phase-in revenues . . . . . . . . . . . . .        13,158         13,158
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (23,334)       (14,757)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (7,230)        (7,231)
  Amortization of acquisition adjustment. . . . . . . . . . .        15,018          1,724
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .        (9,751)       (21,617)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         1,894         (2,072)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (7,011)        (4,774)
    Interest and taxes accrued. . . . . . . . . . . . . . . .        45,476         49,769
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,664)        (7,856)
  Changes in other assets and liabilities . . . . . . . . . .        (4,966)         7,591
      Net cash flows from operating activities. . . . . . . .       146,417        152,041

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        47,430         65,850
  Sales of utility plant. . . . . . . . . . . . . . . . . . .          -            (1,723)
  Corporate-owned life insurance policies . . . . . . . . . .        24,905         25,643
  Death proceeds of corporate-owned life insurance. . . . . .        (9,010)          (250)
      Net cash flows used in investing activities . . . . . .        63,325         89,520

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       160,000        (20,950)
  Advances to parent company (net). . . . . . . . . . . . . .      (192,471)       (87,047)
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .       (16,135)           (25)
  Borrowings against life insurance policies. . . . . . . . .        45,136         45,578
  Repayment of borrowings against life insurance policies . .        (4,611)           (73)
  Dividends to parent company . . . . . . . . . . . . . . . .       (75,000)          -
     Net cash flows (used in) financing activities. . . . . .       (83,081)       (62,517)

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .            11              4

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            53             47
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       64     $       51
                                                                    ,

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   59,873     $   54,274
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        21,600         31,100


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 8>

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                       September 30,
                                                                    1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   95,287     $  111,487
  Depreciation and amortization . . . . . . . . . . . . . . .        73,663         69,033
  Other amortization (including nuclear fuel) . . . . . . . .        14,696         13,789
  Gain on sales of utility plant (net of tax) . . . . . . . .          -              (951)
  Deferred taxes and investment tax credits (net) . . . . . .         5,991         (5,563)
  Amortization of phase-in revenues . . . . . . . . . . . . .        17,545         17,544
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (37,125)       (18,403)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (9,639)        (9,641)
  Amortization of acquisition adjustment. . . . . . . . . . .        20,023          1,724
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .         3,208        (30,282)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .           196         (2,172)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .          (547)        (4,047)
    Interest and taxes accrued. . . . . . . . . . . . . . . .        (3,326)        11,406
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .         3,213         (4,934)
  Changes in other assets and liabilities . . . . . . . . . .         1,968         14,575
      Net cash flows from operating activities. . . . . . . .       185,153        163,565

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        75,518         90,084
  Sales of utility plant. . . . . . . . . . . . . . . . . . .          -            (1,723)
  Corporate-owned life insurance policies . . . . . . . . . .        29,609         27,473
  Death proceeds of corporate-owned life insurance. . . . . .       (19,343)          (250)
      Net cash flows used in investing activities . . . . . .        85,784        115,584

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       180,950        (13,250)
  Advances to parent company (net). . . . . . . . . . . . . .       (75,979)        44,112
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .       (16,135)           (25)
  Borrowings against life insurance policies. . . . . . . . .        46,604         46,249
  Repayment of borrowings against life insurance policies . .        (9,796)            73
  Dividends to parent company . . . . . . . . . . . . . . . .      (225,000)      (125,000)
     Net cash flows (used in) financing activities. . . . . .       (99,356)       (47,987)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .            13             (6)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            51             57
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       64     $       51

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   77,407     $   72,661
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        32,600         37,951


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 9>

                 KANSAS GAS AND ELECTRIC COMPANY
                   STATEMENTS OF CAPITALIZATION
                      (Dollars in Thousands)
                          (Unaudited)

                                                                September 30,         December 31,
                                                                     1996                 1995

COMMON STOCK EQUITY (see Statements):
  Common stock, without par value, authorized and issued
    1,000 shares. . . . . . . . . . . . . . . . . . . . . . .  $1,065,634           $1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . . .     119,132              120,443
    Total common stock equity . . . . . . . . . . . . . . . .   1,184,766   63%      1,186,077   63%

LONG-TERM DEBT:
  First Mortgage Bonds:
       Series                    Due         1996      1995
       5-5/8%                    1996      $   -     $ 16,000
       7.6%                      2003       135,000   135,000
       6-1/2%                    2005        65,000    65,000
       6.20%                     2006       100,000   100,000
                                                                  300,000              316,000
  Pollution Control Bonds:
       5.10%                     2023        13,822    13,957
       Variable  (a)             2027        21,940    21,940
       7.0%                      2031       327,500   327,500
       Variable  (a)             2032        14,500    14,500
       Variable  (a)             2032        10,000    10,000
                                                                  387,762              387,897
       Total bonds. . . . . . . . . . . . . . . . . . . . . .     687,762              703,897

  Less:
    Unamortized premium and discount (net). . . . . . . . . .       3,725                3,815
    Long-term debt due within one year. . . . . . . . . . . .        -                  16,000
       Total long-term debt . . . . . . . . . . . . . . . . .     684,037  37%         684,082   37%

TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . . .  $1,868,803 100%      $1,870,159  100%


      (a)    Market-Adjusted Tax Exempt Securities (MATES).  As of September 30, 1996, the rate on these bonds ranged from 3.55% to 3.63%.


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<PAGE 10>

                 KANSAS GAS AND ELECTRIC COMPANY
                STATEMENTS OF COMMON STOCK EQUITY
                      (Dollars in Thousands)
                           (Unaudited)

                                                           Common          Retained
                                                            Stock          Earnings
BALANCE DECEMBER 31, 1993, 1,000 shares. . . . . . .     $1,065,634       $  180,044

Net income . . . . . . . . . . . . . . . . . . . . .                         104,526
Dividend to parent company . . . . . . . . . . . . .                        (125,000)


BALANCE DECEMBER 31, 1994, 1,000 shares. . . . . . .      1,065,634          159,570

Net income . . . . . . . . . . . . . . . . . . . . .                         110,873
Dividend to parent company . . . . . . . . . . . . .                        (150,000)


BALANCE DECEMBER 31, 1995, 1,000 shares. . . . . . .      1,065,634          120,443

Net Income . . . . . . . . . . . . . . . . . . . . .                          73,689
Dividend to parent company . . . . . . . . . . . . .                         (75,000)


BALANCE SEPTEMBER 30, 1996, 1,000 shares . . . . . .     $1,065,634       $  119,132


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

    On March 31, 1992, Western Resources through its wholly-owned subsidiary KCA Corporation (KCA), acquired all of the outstanding common and preferred stock of KGE. Simultaneously, KCA and KGE merged and adopted the name of KGE (the KGE Merger).

    The Company owns 47% of the Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). The Company records in its financial statements its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities.

    The Company prepares its financial statements in conformity with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the Company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC). The financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the balance sheet date, and to report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, and the results of its operations for the three, nine and twelve month periods ended September 30, 1996 and 1995. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

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

<PAGE 12>
    Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI) are recorded in Corporate-owned Life Insurance (net) on the balance sheets:

                                            September 30,     December 31,
                                                 1996             1995
                                                 (Dollars in Millions)
       Cash surrender value of contracts. .     $404.0           $360.3
       Borrowings against contracts . . . .     (393.5)          (353.0)
           COLI (net) . . . . . . . . . . .     $ 10.5           $  7.3

     Income is recorded for increases in cash surrender value and net death proceeds. Interest expense is recognized for COLI borrowings. The net income generated from COLI contracts, including the tax benefit of the interest deductions and premium expenses, are recorded as Corporate-owned Life Insurance (net) on the Statements of Income. The income from increases in cash surrender value and net death proceeds was $9.5 million, $19.7 million and $29.6 million for the three, nine and twelve months ended September 30, 1996, respectively, compared to $4.6 million, $12.7 million and $16.7 million for the three, nine and twelve months ended 1995, respectively. The interest expense deduction taken was $6.9 million, $20.8 million and $27.6 million for the three, nine and twelve months ended September 30, 1996, respectively, compared to $6.9 million, $18.5 million and $24.1 million for the nine and twelve months ended 1995, respectively. On August 2, 1996, Congress passed the Health Insurance Portability and Accountability Act of 1996 which was signed into law by President Clinton on August 21, 1996. The act is expected to have minimal impact on the Company's COLI contracts.

    Cash and Cash Equivalents: For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand and highly liquid collateralized debt instruments purchased with maturities of three months or less.


2.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The Company has been associated with three former manufactured gas sites which may contain coal tar and other potentially harmful materials. The Company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the three sites. The terms of the consent agreement will allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a 10 year period. The agreement will allow the Company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. The costs incurred for site investigation and risk assessment in 1995 and 1994 were minimal. The Company is aware of other Midwestern utilities which have incurred remediation costs ranging between $500,000 and $14 million per site. The KCC has permitted another Kansas utility to recover its remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation and number of years over which the remediation must be completed.

<PAGE 13>
    Decommissioning: The Company accrues decommissioning costs over the expected life of the Wolf Creek generating facility. The accrual is based on estimated unrecovered decommissioning costs which consider inflation over the remaining estimated life of the generating facility and are net of expected earnings on amounts recovered from customers and deposited in an external trust fund.

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

    Decommissioning costs are being charged to operating expenses in accordance with the KCC order. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts expensed approximated $3.6 million in 1995 and will increase annually to $5.5 million in 2024. These expenses are deposited in an external trust fund. The average after tax expected return on trust assets is 5.9%

    The Company's investment in the decommissioning fund, including reinvested earnings approximated $30.6 million and $25.1 million at September 30, 1996 and December 31, 1995, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability.
These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Balance Sheets.

    The staff of the Securities and Exchange Commission (SEC) has questioned certain current accounting practices used by nuclear electric generating station owners regarding the recognition, measurement and classification of decommissioning costs for nuclear electric generating stations. In response to these questions, the Financial Accounting Standards Board is expected to issue new accounting standards for removal costs, including decommissioning in 1997. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual decommissioning expenses could increase, (2) the estimated present value of decommissioning costs could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.
When revised accounting guidance is issued, the Company will also have to evaluate its effect on accounting for removal costs of other long-lived assets. The Company is not able to predict what effect such changes would have on results of operations, financial position, or related regulatory practices until the final issuance of revised accounting guidance, but such effect could be material.

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

    The Owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves, and other NEIL resources, the Company may be subject to retrospective assessments of approximately $11 million per year. Effective November 15, 1996, the Company's potential retrospective assessment will be reduced to $8 million per year.

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

    The nitrogen oxides and toxic limits, which were not set in the law, were proposed by the EPA in January 1996. The Company is currently evaluating the steps it will need to take in order to comply with the proposed new rules, but
<PAGE 15>
is unable to determine its compliance options or related compliance costs, which could be substantial, until the evaluation is finished. The Company will have three years to comply with the new rules.

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


3.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35 percent. The Federal statutory rate produces effective income tax rates of 33.4% and 39.1% for the three month periods, 30.1% and 37.3% for the nine month periods, and 28.3% and 36.5% for the twelve month periods ended September 30, 1996 and 1995, respectively. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.


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

    On May 23, 1996, the Company implemented an $8.7 million electric rate reduction to its customers on an interim basis. On October 22, 1996, Western Resources, the Company, the KCC Staff, the City of Wichita, and the Citizens Utility Ratepayer Board filed an agreement at the KCC whereby the Company's retail electric rates would be reduced, subject to approval by the KCC. Under the agreement, on February 1, 1997, the Company's rates would be reduced by $36.3 million and the May, 1996 interim reduction would become permanent. The Company's rates would be reduced by another $10 million effective
<PAGE 16>
 June 1, 1998, and again on June 1, 1999. The KCC, at its discretion, may allocate to the Company some portion of two one-time rebates of $5 million to be credited to its customers in January 1998 and 1999.

    On April 15, 1996, Western Resources filed an application with the KCC requesting an order approving its proposal to merge with Kansas City Power & Light Company (KCPL) and for other related relief. On July 29, 1996, Western Resources filed its First Amended Application with the KCC in its proceeding for approval to merge with KCPL. The amended application reflected the increase in Western Resources' offer for KCPL from $28 to $31 per share and proposed an incentive rate mechanism requiring all regulated earnings in excess of the merged Company's 12.61% return on equity to be split among customers, shareholders, and additional depreciation on Wolf Creek.

    FERC Proceedings: On August 22, 1996, Western Resources filed an application with the FERC under section 203 of the Federal Power Act requesting an order approving its proposal to merge with KCPL.


5.  WESTERN RESOURCES' PROPOSED MERGER WITH KANSAS CITY POWER & LIGHT COMPANY

    On April 14, 1996, Western Resources proposed an offer to merge with KCPL.

    Western Resources currently has a registration statement on Form S-4 filed with the SEC to exchange shares of Western Resources common stock for
each KCPL share (the Offer).   Western Resources' exchange offer for KCPL is
set to expire at 5 p.m. EDT October 25, 1996 unless extended by Western
Resources.

    The number of shares of Western Resources common stock to be delivered per KCPL share pursuant to the Offer would be equal to the quotient (rounded to the nearest 1/100,000) determined by dividing $31 by the average of the high and low sales prices of Western Resources common stock on the New York Stock Exchange for each of the twenty consecutive trading days ending with the second trading day immediately preceding the expiration of the Offer (the Exchange Ratio), provided that the Exchange Ratio would not have been less than 0.91 nor greater than 0.985.

    Western Resources intends to acquire, after consummation of the Offer, the remaining KCPL shares pursuant to a merger of Western Resources and KCPL (the KCPL Merger).

    Western Resources has filed applications with the KCC, Missouri Public Service Commission, and FERC seeking approval of the KCPL Merger. Western Resources will also need approval from the NRC. See Note 4 of the Notes to Financial Statements for discussion of rate proceedings.

    Completion of the Offer and the KCPL Merger are subject to various conditions, including approvals from shareholders, regulatory and other governmental agencies.
<PAGE 17>
    The KCPL Merger proposal contains certain analyses and statements with respect to the financial condition, results of operations and business of the Company following the consummation of the Offer and the KCPL Merger, including statements relating to the cost savings that will be realized from the KCPL Merger. Such analyses and statements include forward looking statements with respect to, among other things: (1) expected cost savings from the KCPL Merger; (2) normal weather conditions; (3) future national and regional economic and competitive conditions; (4) inflation rates; (5) regulatory treatment; (6) future financial market conditions; (7) interest rates; (8) future business decisions; and (9) other uncertainties, which though considered reasonable by the Company, are beyond the Company's control and difficult to predict.

<PAGE 18>
                           KANSAS GAS AND ELECTRIC COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 7 of the Company's Annual Report on Form 10-K for 1995. The following updates certain information provided in the 1995 Form 10-K, and analyzes the changes in the results of operations between the three, nine and twelve month periods ended September 30, 1996 and comparable periods of 1995.

    Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, the pending KCPL Merger, liquidity and capital resources, interest rates, changing weather conditions, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as electric utility restructuring, including the ongoing state and federal activities; future economic conditions; developments in the legislative, regulatory and competitive markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

FINANCIAL CONDITION

    General: The Company had net income of $40.7 million for the third quarter of 1996 compared to $51.8 million for the third quarter in 1995. The decrease in net income was primarily due to lower revenues as a result of decreased sales in all retail customer classes and the amortization of the acquisition adjustment as a result of the KGE Merger.


    Net income for the nine and twelve months ended September 30, 1996, was $73.7 million and $95.3 million, respectively, compared to $89.3 million and $111.5 million for the comparable periods in 1995, respectively. These decreases were primarily due to the amortization of the acquisition adjustment as a result of the KGE Merger and higher operating expenses, resulting from Wolf Creek's eighth refueling outage during the first quarter of 1996. An increase in net generation due to increased sales to interchange customers during 1996 also contributed to higher operating expenses. These higher expenses offset the increases in sales and revenues the Company experienced during the nine and twelve months ended September 30, 1996 as compared to the same periods of 1995.

    Liquidity and Capital Resources: All 1,000 shares of the Company's common stock are held by Western Resources.
<PAGE 19>
    The Company's short-term financing requirements are satisfied through short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At September 30, 1996, short-term borrowing amounted to $210 million compared to $50 million at December 31, 1995.

    During 1996, the Company has increased its borrowings against the accumulated cash surrender values of the corporate-owned life insurance policies by $43.3 million and received $1.8 million from increased borrowings on Wolf Creek Nuclear Operating Company policies.


OPERATING RESULTS

    The following discussion explains variances for the three, nine and twelve months ended September 30, 1996, to the comparable periods of 1995.

    Revenues: The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric sales will continue to be affected by weather conditions, competing fuel sources, wholesale demand, and the overall economy of the Company's service area.

    The following table reflects changes in electric sales for the three, nine and twelve months ended September 30, 1996 from the comparable periods of 1995.

    Increase (Decrease) in electric sales volumes:

                                     3 Months    9 Months     12 Months
                                       Ended       Ended        Ended
         Residential                   (9.0)%       4.4%         3.7%
         Commercial                    (2.6)%       3.4%         2.4%
         Industrial                    (8.3)%      (1.4)%       (0.3)%
         Total Retail                  (7.0)%       1.6%         1.6%

         Wholesale & Interchange      137.4%       84.5%        63.1%
         Total electric sales           8.2%       12.9%        10.1%

    Revenues for the three months ended September 30, 1996, of $193.2 million decreased approximately five percent from revenues of $202.4 million for the comparable period of 1995. The decrease was largely due to decreased residential sales as a result of cooler summer temperatures experienced during the third quarter of 1996 compared to 1995.

    The Company's service territory experienced a 15% decrease in the number of cooling degree days during the third quarter of 1996, as compared to the third quarter of 1995 and 18% lower than normal number of cooling degree days.

    Revenues for the nine and twelve months ended September 30, 1996, increased approximately three and two percent to $501.3 million and $639.5 million, respectively, from revenues of $485.7 million and $624.8 million for the comparable periods of 1995, respectively. The increases are primarily attributable to increased interchange and residential sales as a result of warmer spring temperatures experienced during the second quarter of 1996 compared to 1995.
<PAGE 20>
    Operating Expenses: Total operating expenses increased two percent for the three months ended September 30, 1996 compared to the same period of 1995. The increase was primarily attributable to the amortization of the acquisition adjustment and increased fuel and other operating expenses due to the increase in net generation as a result of the increase in sales to interchange customers.

    Total operating expenses increased approximately nine and eight percent for the nine and twelve months ended September 30, 1996 compared to the same periods of 1995. The increases were primarily due to the amortization of the acquisition adjustment, increased fuel and other operating expenses and Wolf Creek being off-line for its eight refueling and maintenance outage during the first quarter of 1996. Also contributing to the increases in fuel and operating expenses was the increase in net generation due to increased sales to interchange customers and demand for air conditioning load from residential customers during the spring months of 1996.

    The amortization of the acquisition adjustment, which began in August 1995, amounted to $5.0 million, $15.0 million and $20.0 million for the three, nine and twelve months ended September 30, 1996, respectively.

    Partially offsetting these increases in operating expenses for the three, nine and twelve months ended September 30, 1996, was the decrease in federal and state income taxes due to the decrease in net income during each period.

    Other Income and Deductions: Other income and deductions, net of taxes, increased for the three, nine and twelve months ended September 30, 1996, compared to the same periods of 1995 primarily due to the receipt of death benefit proceeds under COLI contracts during the third quarter of 1996 and the fourth quarter of 1995. The reclassification of income taxes applicable to the amortization of acquisition adjustment also contributed to the increase.

    Interest Expense: Interest expense increased $2.8 million, $4.5 million and $3.6 million for the three, nine and twelve months ended September 30, 1996, compared to the same periods of 1995. These increases are primarily attributable to higher interest expense on short-term debt during 1996 as compared to 1995.


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

<PAGE 21>            KANSAS GAS AND ELECTRIC COMPANY
                   Part II Other Information



Item 5.  Other Information

         Proposed Merger of Western Resources with Kansas City Power & Light
         Company:  See Note 5 of the Notes to Financial Statements.

         Rate Plans: See Note 4 of the Notes to Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges for 12 Months Ended September 30, 1996 (filed electronically)

         Exhibit 27 - Financial Data Schedule (filed electronically)

    (b)  Reports on Form 8-K:

         None


<PAGE 22>
                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


Date    October 25, 1996                 By     /s/ Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel