Form 10-Q
period 1997-03-31
KANSAS GAS & ELECTRIC CO /KS/
filed 1997-05-14
CIK 54496

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

   [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 1997


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

           Class                               Outstanding at May 14, 1997
 Common Stock (No par value)                           1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                 KANSAS GAS AND ELECTRIC COMPANY
                              INDEX



                                                                       Page

PART I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                     4 - 5

              Statements of Cash Flows                                 6 - 7

              Statements of Capitalization                               8

              Statements of Common Stock Equity                          9

              Notes to Financial Statements                             10

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    17


Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders       20

     Item 6.  Exhibits and Reports on Form 8-K                          20

Signature                                                               21

                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)
                          (Unaudited)
                                                                March 31,      December 31,
                                                                   1997            1996
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . . .     $3,498,128       $3,487,213
  Less - Accumulated depreciation . . . . . . . . . . . . .        997,390          974,451
                                                                 2,500,738        2,512,762
  Construction work in progress . . . . . . . . . . . . . .         35,224           33,197
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . . .         35,810           38,461
    Net utility plant . . . . . . . . . . . . . . . . . . .      2,571,772        2,584,420

INVESTMENTS AND OTHER PROPERTY:
  Decommissioning trust . . . . . . . . . . . . . . . . . .         33,707           33,041
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          9,407            9,093
                                                                    43,114           42,134

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .             41               44
  Accounts receivable and unbilled revenues (net) . . . . .         59,466           75,671
  Advances to parent company  . . . . . . . . . . . . . . .         67,321          250,733
  Fossil fuel, at average cost. . . . . . . . . . . . . . .         13,046           13,459
  Materials and supplies, at average cost . . . . . . . . .         30,206           30,187
  Prepayments and other current assets. . . . . . . . . . .          9,890           16,991
                                                                   179,970          387,085

DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes  . . . . . . . . . . . . . .        164,520          164,520
  Corporate-owned life insurance (net). . . . . . . . . . .          9,862           10,341
  Regulatory assets . . . . . . . . . . . . . . . . . . . .        116,717          122,388
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          6,293            7,999
                                                                   297,392          305,248

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     $3,092,248       $3,318,887


CAPITALIZATION AND LIABILITIES

CAPITALIZATION (See Statements):
  Common stock equity . . . . . . . . . . . . . . . . . . .     $1,168,523       $1,182,351
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,034          684,068
                                                                 1,852,557        1,866,419

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .         10,000          222,300
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         44,132           48,819
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .         48,629           35,358
  Accrued interest. . . . . . . . . . . . . . . . . . . . .         13,386            9,445
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          7,058            6,726
                                                                   123,205          322,648

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . . .        747,633          753,511
  Deferred investment tax credits . . . . . . . . . . . . .         68,910           69,722
  Deferred gain from sale-leaseback . . . . . . . . . . . .        230,650          233,060
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         69,293           73,527
                                                                 1,116,486        1,129,820
COMMITMENTS AND CONTINGENCIES (Note 2)
     TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .     $3,092,248       $3,318,887

The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    1997           1996
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  143,791     $  145,034

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          16,767         22,152
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           6,291          1,757
  Power purchased . . . . . . . . . . . . . . . . . . . . .           3,166          4,360
  Other operations. . . . . . . . . . . . . . . . . . . . .          33,903         31,369
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          12,761         11,899
  Depreciation and amortization . . . . . . . . . . . . . .          24,537         23,368
  Amortization of phase-in revenues . . . . . . . . . . . .           4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           5,799          5,080
    State income  . . . . . . . . . . . . . . . . . . . . .           1,716          1,559
    General . . . . . . . . . . . . . . . . . . . . . . . .          11,370         12,041
      Total operating expenses. . . . . . . . . . . . . . .         120,696        117,971

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          23,095         27,063

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (2,720)        (2,184)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .             558          1,015
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           2,799          2,589
      Total other income and deductions . . . . . . . . . .             637          1,420

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          23,732         28,483

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          11,482         11,716
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           1,557          1,675
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .            (479)          (608)
      Total interest charges. . . . . . . . . . . . . . . .          12,560         12,783

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   11,172     $   15,700


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                   Twelve Months Ended
                                                                         March 31,
                                                                    1997           1996
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  653,327     $  630,345

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          86,439         84,515
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .          24,496         16,494
  Power purchased . . . . . . . . . . . . . . . . . . . . .          10,289          8,254
  Other operations. . . . . . . . . . . . . . . . . . . . .         137,254        118,840
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          49,805         47,688
  Depreciation and amortization . . . . . . . . . . . . . .          97,478         84,694
  Amortization of phase-in revenues . . . . . . . . . . . .          17,544         17,545
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          36,875         48,323
    State income  . . . . . . . . . . . . . . . . . . . . .          10,612         12,521
    General . . . . . . . . . . . . . . . . . . . . . . . .          45,512         46,648
      Total operating expenses. . . . . . . . . . . . . . .         516,304        485,522

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .         137,023        144,823

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (2,785)        (3,136)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           2,940          3,800
  Income taxes (net). . . . . . . . . . . . . . . . . . . .          10,563         12,717
      Total other income and deductions . . . . . . . . . .          10,718         13,381

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .         147,741        158,204

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          46,070         47,021
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          11,640          5,360
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .          (1,715)        (2,878)
      Total interest charges. . . . . . . . . . . . . . . .          55,995         49,503

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   91,746     $  108,701


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   11,172     $   15,700
  Depreciation and amortization . . . . . . . . . . . . . . .        24,537         23,368
  Amortization of nuclear fuel. . . . . . . . . . . . . . . .         5,014          1,198
  Amortization of phase-in revenues . . . . . . . . . . . . .         4,386          4,386
  Corporate-owned life insurance. . . . . . . . . . . . . . .        (5,512)        (5,940)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (2,410)        (2,410)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .        16,205          8,275
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .           413          2,599
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (4,687)           989
    Interest and taxes accrued. . . . . . . . . . . . . . . .        17,212         16,161
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .         7,828          8,027
  Changes in other assets and liabilities . . . . . . . . . .        (3,988)       (11,051)
      Net cash flows from operating activities. . . . . . . .        70,170         61,302

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        16,477         16,118
  Corporate-owned life insurance policies . . . . . . . . . .           415           -
      Net cash flows used in investing activities . . . . . .        16,892         16,118

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .      (212,300)        62,000
  Advances to parent company (net). . . . . . . . . . . . . .       183,413        (82,042)
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .           (65)          (135)
  Borrowings against life insurance policies. . . . . . . . .           671           -
  Dividends to parent company . . . . . . . . . . . . . . . .       (25,000)       (25,000)
     Net cash flows from (used in) financing activities . . .       (53,281)       (45,177)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .            (3)             7

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            44             53
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       41     $       60


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $    8,414      $   6,321
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .         7,000          6,300


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                         March 31,
                                                                    1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   91,746     $  108,701
  Depreciation and amortization . . . . . . . . . . . . . . .        97,478         84,694
  Amortization of nuclear fuel. . . . . . . . . . . . . . . .        19,501         12,484
  Gain on sales of utility plant (net of tax) . . . . . . . .          -               (11)
  Amortization of phase-in revenues . . . . . . . . . . . . .        17,544         17,545
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (29,285)       (29,512)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (9,640)        (9,640)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .         8,749         (6,776)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         1,877           (579)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (7,640)        12,242
    Interest and taxes accrued. . . . . . . . . . . . . . . .        20,185        (10,471)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .         4,222            477
  Changes in other assets and liabilities . . . . . . . . . .        (2,709)         5,500
      Net cash flows from operating activities. . . . . . . .       212,028        184,654

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        68,991         88,816
  Sales of utility plant. . . . . . . . . . . . . . . . . . .          -              (140)
  Corporate-owned life insurance policies . . . . . . . . . .        26,062         29,930
  Death proceeds of corporate-owned life insurance. . . . . .        (9,445)       (10,333)
      Net cash flows used in investing activities . . . . . .        85,608        108,273

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .      (102,000)       102,000
  Advances to parent company (net). . . . . . . . . . . . . .        49,670        (44,548)
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .       (16,065)          (135)
  Borrowings against life insurance policies. . . . . . . . .        46,649         46,490
  Repayment of borrowings against life insurance policies . .        (4,693)        (5,185)
  Dividends to parent company . . . . . . . . . . . . . . . .      (100,000)      (175,000)
     Net cash flows from (used in) financing activities . . .      (126,439)       (76,378)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .           (19)             3

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            60             57
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       41     $       60

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   80,805      $  72,071
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        32,800         48,400


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                   STATEMENTS OF CAPITALIZATION
                      (Dollars in Thousands)
                          (Unaudited)

                                                                   March 31,          December 31,
                                                                     1997                 1996

COMMON STOCK EQUITY (see Statements):
  Common stock, without par value, authorized and issued
    1,000 shares. . . . . . . . . . . . . . . . . . . . . . .  $1,065,634           $1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . . .     102,889              116,717
    Total common stock equity . . . . . . . . . . . . . . . .   1,168,523   63%      1,182,351   63%

LONG-TERM DEBT:
  First Mortgage Bonds:
       Series                    Due         1997      1996
       7.6%                      2003       135,000   135,000
       6-1/2%                    2005        65,000    65,000
       6.20%                     2006       100,000   100,000
                                                                  300,000              300,000
  Pollution Control Bonds:
       5.10%                     2023        13,757    13,822
       Variable  (a)             2027        21,940    21,940
       7.0%                      2031       327,500   327,500
       Variable  (a)             2032        14,500    14,500
       Variable  (a)             2032        10,000    10,000
                                                                  387,697              387,762
       Total bonds. . . . . . . . . . . . . . . . . . . . . .     687,697              687,762

  Less:
    Unamortized premium and discount (net). . . . . . . . . .       3,663                3,694
       Total long-term debt . . . . . . . . . . . . . . . . .     684,034   37%        684,068   37%

TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . . .  $1,852,557  100%     $1,866,419  100%


      (a)    Market-Adjusted Tax Exempt Securities (MATES).  As of March 31, 1997, the rate on these bonds ranged from 3.69% to 3.74%.


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                STATEMENTS OF COMMON STOCK EQUITY
                      (Dollars in Thousands)
                           (Unaudited)

                                                           Common          Retained
                                                            Stock          Earnings
BALANCE DECEMBER 31, 1994, 1,000 shares. . . . . . .     $1,065,634       $  159,570

Net income . . . . . . . . . . . . . . . . . . . . .                         110,873
Dividend to parent company . . . . . . . . . . . . .                        (150,000)


BALANCE DECEMBER 31, 1995, 1,000 shares. . . . . . .      1,065,634          120,443

Net income . . . . . . . . . . . . . . . . . . . . .                          96,274
Dividend to parent company . . . . . . . . . . . . .                        (100,000)


BALANCE DECEMBER 31, 1996, 1,000 shares. . . . . . .      1,065,634          116,717

Net Income . . . . . . . . . . . . . . . . . . . . .                          11,172
Dividend to parent company . . . . . . . . . . . . .                         (25,000)


BALANCE MARCH 31, 1997, 1,000 shares . . . . . . . .     $1,065,634       $  102,889


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

   General: Kansas Gas and Electric Company (the company) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The company is engaged in the production, purchase, transmission, distribution, and sale of electricity. The company serves approximately 277,000 electric customers in southeastern Kansas. At December 31, 1996, the company had no employees. All employees are provided by the company's parent, Western Resources which allocates costs related to the employees of the company.

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

    The company currently applies accounting standards that recognize the economic effects of rate regulation Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", (SFAS 71) and, accordingly, has recorded regulatory assets and liabilities related to its generation, transmission and distribution operations. In 1996, the KCC initiated a generic docket to study electric restructuring issues. A retail wheeling task force has been created by the Kansas Legislature to study competitive trends in retail electric services. During the 1997 session of the Kansas Legislature, bills were introduced to increase competition in the electric industry. Among the matters under consideration is the recovery by utilities of costs in excess of competitive cost levels. There can be no assurance at this time that such costs will be recoverable if open competition is initiated in the electric utility market. In the event the company determines that it no longer meets the criteria for SFAS 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that would be material. Criteria that give rise to the discontinuance of SFAS 71 include, (1) increasing competition that restricts the company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from a cost-based regulation to another form of regulation. The company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.
Based on current evaluation of the various factors and conditions that are expected to impact future cost recovery, the company believes that its net regulatory assets are probable of future recovery. Any regulatory changes that would require the company to discontinue SFAS 71 based upon competitive or other events may significantly impact the valuation of the company's net regulatory assets and its utility plant investments, particularly the Wolf Creek facility. At this time, the effect of competition and the amount of regulatory assets which could be recovered in such an environment cannot be predicted. See Note 3 for further discussion on regulatory assets.

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

    Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI) are recorded in Corporate-owned Life Insurance (net) on the balance sheets:

                                              March 31,     December 31,
                                                1997            1996
                                                (Dollars in Millions)
    Cash surrender value of contracts.(1). .   $404.8          $404.6
    Borrowings against contracts . . . . . .   (394.9)         (394.3)
        COLI (net) . . . . . . . . . . . . .   $  9.9          $ 10.3

(1) Cash surrender value of contracts as presented represents the value of the policies as of the end of the respective policy years and not as of March 31, 1997 and December 31, 1996.

     Income is recorded for increases in cash surrender value and net death proceeds. Interest expense is recognized for COLI borrowings. The net income generated from COLI contracts, including the tax benefit of the interest deductions and premium expenses, are recorded as Corporate-owned Life Insurance (net) on the Statements of Income. The income from increases in cash surrender value and net death proceeds was $4.2 million and $24.9 million for the three and twelve months ended March 31, 1997, respectively, compared to $4.7 million and $23.5 million for the three and twelve months ended 1996, respectively. The interest expense deduction taken was $6.9 million and $27.7 million for the three and twelve months ended March 31, 1997, respectively, compared to $6.9 million and $26.6 million for the three and twelve months ended March 31, 1996, respectively.

    Cash and Cash Equivalents: For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand and highly liquid collateralized debt instruments purchased with maturities of three months or less.

2.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The company has been associated with three former manufactured gas sites which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the three sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analyses. The prioritized sites will be investigated over a ten year period. The agreement will allow the company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. As of March 31, 1997, the costs incurred for site investigation and risk assessment have been minimal. Since the site investigations are preliminary, no formal agreement on costs to be incurred has been reached, and the minimum potential liability would not be material to the financial statements, an accrual for these environmental contingencies has not been reflected in the accompanying financial statements. To the extent that such remediation costs are not recovered through rates, the costs could be material to the company's financial position or results of operations depending on the degree of remediation and number of years over which the remediation must be completed.

    Decommissioning: The company accrues decommissioning costs over the expected life of the Wolf Creek generating facility. The accrual is based on estimated unrecovered decommissioning costs which consider inflation over the remaining estimated life of the generating facility and are net of expected earnings on amounts recovered from customers and deposited in an external trust fund.

    Approval of the 1996 Decommissioning Cost Study was received from the KCC on February 28, 1997. Based on the study, the company's share of these decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $624 million during the period 2025 through 2033, or approximately $192 million in 1996 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1996 of 29 years.

    Decommissioning costs are currently being charged to operating expenses in accordance with the prior KCC orders. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts expensed approximated $3.7 million in 1996 and will increase annually to $5.6 million in 2024. These expenses are deposited in an external trust fund. The average after tax expected return on trust assets is 5.7%.
An updated funding schedule, on which the contributions are not materially different, was submitted to the KCC on March 10, 1997. Approval of this funding schedule is still pending with the KCC.

    The company's investment in the decommissioning fund, including reinvested earnings approximated $33.7 million and $33.0 million at March 31, 1997 and December 31, 1996, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability. These amounts are reflected in Investments and Other Property, Decommissioning trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Balance Sheets.

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

    In the fourth quarter of 1996, the Environmental Protection Agency (EPA) issued new standards applying to NOx emissions from the company's effected coal units. Jeffrey Energy Center will require operational modifications and possible minor capital investments to modify the emission controls. The company will have until the year 2000 to comply.

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

3.  RATE MATTERS AND REGULATION

    Utility expenses and credits recognized as regulatory assets and liabilities on the Consolidated Balance Sheets are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers in utility revenues. The company expects to recover the following regulatory assets in rates:

                                          March 31,    December 31,
                                            1997           1996
                                           (Dollars in Thousands)
Coal contract settlement costs            $ 11,252       $ 11,655
Deferred plant costs                        31,199         31,272
Phase-in revenues                           21,931         26,317
Debt issuance costs                         45,252         45,989
Other regulatory assets                      7,083          7,155
 Total regulatory assets                  $116,717       $122,388

    See Note 3 included in the company's 1996 Annual Report on Form 10-K for additional information regarding regulatory assets.

    KCC Rate Proceedings: On May 23, 1996, the company implemented an $8.7 million electric rate reduction on an interim basis. On October 22, 1996, Western Resources, the company, the KCC Staff, the City of Wichita, and the Citizens Utility Ratepayer Board filed an agreement with the KCC whereby the company's retail electric rates would be reduced, subject to approval by the KCC. This agreement was approved on January 15, 1997. Under the agreement, on February 1, 1997, the company's rates were reduced by $36.3 million, and in addition, the May 1996 interim reduction became permanent. The company's rates will be reduced by another $10 million effective June 1, 1998, and again on June 1, 1999. Two one-time rebates of $5 million will be credited to customers of Western Resources in January 1998 and 1999. A portion of these rebates will be credited to the company's customers. The agreement also fixed annual savings from the 1992 merger with Western Resources at $40 million. This level of merger savings provides for complete recovery of and a return on the acquisition premium.


4.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35 percent. The Federal statutory rate produces effective income tax rates of 29.7% and 20.5% for the three month periods and 28.7% and 30.7% for the twelve month periods ended March 31, 1997 and 1996, respectively. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.


5.  WESTERN RESOURCES AND KANSAS CITY POWER & LIGHT COMPANY MERGER AGREEMENT

    On February 7, 1997, Kansas City Power & Light Company (KCPL) and Western Resources entered into an agreement whereby KCPL would be merged with and into Western Resources (KCPL Merger). The merger agreement provides for a tax-free, stock-for-stock transaction valued at approximately $2 billion. Under the terms of the agreement, KCPL shareholders will receive $32 of Western Resources common stock per KCPL share, subject to an exchange ratio collar of not less than 0.917 to no more than 1.100 common shares. Consummation of the KCPL Merger is subject to customary conditions including obtaining the approval of KCPL's and Western Resources' shareholders and various regulatory agencies. Western Resources expects to be able to close the KCPL Merger in the first half of 1998.

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

                 KANSAS GAS AND ELECTRIC COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 7 of the company's Annual Report on Form 10-K for 1996.

    The following updates the information provided in the 1996 Form 10-K, and analyzes the changes in the results of operations between the three and twelve month periods ended March 31, 1997 and comparable periods of 1996.

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


FINANCIAL CONDITION

    General: The company had net income of $11.2 million for the first quarter of 1997 compared to $15.7 million for the first quarter in 1996. The decrease in net income was primarily due to the implementation of a $36.3 million rate reduction on February 1, 1997. See Note 3 of the Notes to Financial Statements for more information on the rate proceedings.

    Net income for the twelve months ended March 31, 1997, of $91.7 million, decreased from net income of $108.7 million for the comparable period of 1996. The decrease was primarily attributable to increased interest charges and the $36.3 million rate reduction, and a May 1996 interim rate reduction of $8.7 million which became permanent on February 1, 1997.

    Liquidity and Capital Resources: The company's liquidity is a function of its ongoing construction and maintenance program designed to improve facilities which provide electric service and meet future customer service requirements.

    The company's short-term financing requirements are satisfied through short-term bank loans and uncommitted loan participation agreements. At March 31, 1997 short-term borrowing amounted to $10 million compared to $222.3 million at December 31, 1996.

    In January 1997, the company increased its borrowings $0.7 million against the accumulated cash surrender values of corporate-owned life insurance policies.

OPERATING RESULTS

    The following discussion explains variances for the three and twelve months ended March 31, 1997, to the comparable periods of 1996.

    Revenues: The company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric revenues will continue to be affected by weather conditions, the electric rate reduction which was implemented on February 1, 1997, competing fuel sources, customer conservation efforts, wholesale demand, and the overall economy of the company's service area.

    The following table reflects changes in electric sales for the three and twelve months ended March 31, 1997 from the comparable periods of 1996.

    Increase (decrease) in electric sales volumes:

                                           3 Months         12 Months
                                             Ended            Ended
         Residential                         (1.7)%             2.5%
         Commercial                           1.6%              3.5%
         Industrial                          (5.0)%            (3.2)%
         Total Retail                        (2.3)%             0.3%

         Wholesale & Interchange             89.3%            129.9%
         Total electric sales                13.4%             18.5%

    Revenues for the first quarter of 1997 decreased approximately one percent to $143.8 million, compared to first quarter 1996 revenues of $145.0 million. Revenues for the first quarter of 1997 decreased in all retail customer classes. These decreases are primarily due to the implementation of a $36.3 million rate reduction on February 1, 1997.

    Partially offsetting the decrease in revenues for the first quarter of 1997 was the increase in interchange sales due to the increased sales to power brokers.

    Revenues for the twelve months ended March 31, 1997, increased approximately four percent to $653.3 million from revenues of $630.3 million for the comparable period of 1996. The increase can be primarily attributed to increased interchange sales to power brokers as a result of the increase in competition within the wholesale market.

    Partially offsetting the increase was the implementation of the above mentioned rate reduction and a May 1996 $8.7 million interim rate reduction which became permanent on February 1, 1997.

    Operating Expenses: Total operating expenses increased approximately two percent for the first quarter of 1997 compared to the first quarter of 1996. The slight increase was primarily due to increased other operating and maintenance expenses due to the increase in net generation as a result of increased sales to interchange customers.

    Total operating expenses increased approximately six percent for the twelve months ended March 31, 1997 compared to the same period of 1996. The increase was primarily attributable to the amortization of the acquisition adjustment and increased fuel and other operating expenses due to the increase in net generation as a result of increased sales to interchange customers.

    Other Income and Deductions: Other income and deductions, net of taxes, decreased for the three and twelve months ended March 31, 1997, compared to the same periods of 1996 due to increased corporate-owned life insurance expense for the three month period and lower income tax credits for the twelve month period.

    Interest Expense: Interest expense decreased less than two percent for the first quarter ended March 31, 1997, compared to the first quarter of 1996. The slight decrease can be attributed to the decrease in short-term debt during the first quarter of 1997.

    Interest expense increased approximately thirteen percent for the twelve months ended March 31, 1997, compared to the same period of 1996. The increase resulted primarily from the higher short-term debt balances during 1996 as compared to 1995.


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

                KANSAS GAS AND ELECTRIC COMPANY
                   Part II Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

    Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Exhibit 12   -   Computation of Ratio of Earnings to Fixed Charges
                          for 12 Months Ended March 31, 1997 (filed electronically)

         Exhibit 27 - Financial Data Schedule (filed electronically)

   (b)   Reports on Form 8-K:

         None

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


Date   May 14, 1997                      By     /s/ Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel