Form 10-Q
period 1997-06-30
KANSAS GAS & ELECTRIC CO /KS/
filed 1997-07-30
CIK 54496

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

   [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended June 30, 1997


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

           Class                               Outstanding at July 30, 1997
 Common Stock (No par value)                           1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                 KANSAS GAS AND ELECTRIC COMPANY
                              INDEX



                                                                       Page

PART I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                     4 - 6

              Statements of Cash Flows                                 7 - 8

              Statements of Capitalization                               9

              Statements of Common Stock Equity                         10

              Notes to Financial Statements                             11

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    17


Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders       20

     Item 6.  Exhibits and Reports on Form 8-K                          20

Signature                                                               21

       3
                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)
                          (Unaudited)
                                                                 June 30,      December 31,
                                                                   1997            1996
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . . .     $3,507,286       $3,487,213
  Less - Accumulated depreciation . . . . . . . . . . . . .      1,015,523          974,451
                                                                 2,491,763        2,512,762
  Construction work in progress . . . . . . . . . . . . . .         38,143           33,197
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . . .         43,998           38,461
    Net utility plant . . . . . . . . . . . . . . . . . . .      2,573,904        2,584,420

INVESTMENTS AND OTHER PROPERTY:
  Decommissioning trust . . . . . . . . . . . . . . . . . .         34,638           33,041
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          9,746            9,093
                                                                    44,384           42,134

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .             35               44
  Accounts receivable and unbilled revenues (net) . . . . .         73,603           75,671
  Advances to parent company  . . . . . . . . . . . . . . .         44,154          250,733
  Fossil fuel, at average cost. . . . . . . . . . . . . . .         13,710           13,459
  Materials and supplies, at average cost . . . . . . . . .         29,909           30,187
  Prepayments and other current assets. . . . . . . . . . .         34,037           16,991
                                                                   195,448          387,085

DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes  . . . . . . . . . . . . . .        206,800          164,520
  Corporate-owned life insurance (net). . . . . . . . . . .         10,863           10,341
  Regulatory assets . . . . . . . . . . . . . . . . . . . .        110,913          122,388
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          3,907            7,999
                                                                   332,483          305,248

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     $3,146,219       $3,318,887


CAPITALIZATION AND LIABILITIES

CAPITALIZATION (See Statements):
  Common stock equity . . . . . . . . . . . . . . . . . . .     $1,159,015       $1,182,351
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,065          684,068
                                                                 1,843,080        1,866,419

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .         10,000          222,300
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         70,931           48,819
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .         37,012           35,358
  Accrued interest. . . . . . . . . . . . . . . . . . . . .          8,143            9,445
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          6,940            6,726
                                                                   133,026          322,648

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . . .        784,389          753,511
  Deferred investment tax credits . . . . . . . . . . . . .         68,099           69,722
  Deferred gain from sale-leaseback . . . . . . . . . . . .        227,693          233,060
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         89,932           73,527
                                                                 1,170,113        1,129,820
COMMITMENTS AND CONTINGENCIES (Note 2)
     TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .     $3,146,219       $3,318,887

The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Three Months Ended
                                                                          June 30,
                                                                    1997           1996
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  148,826     $  163,038

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          16,355         21,828
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           5,999          5,618
  Power purchased . . . . . . . . . . . . . . . . . . . . .           4,186          2,464
  Other operations. . . . . . . . . . . . . . . . . . . . .          37,857         38,307
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          14,405         15,439
  Depreciation and amortization . . . . . . . . . . . . . .          24,183         23,494
  Amortization of phase-in revenues . . . . . . . . . . . .           4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           5,864          7,592
    State income  . . . . . . . . . . . . . . . . . . . . .           1,802          2,433
    General . . . . . . . . . . . . . . . . . . . . . . . .           8,986         12,047
      Total operating expenses. . . . . . . . . . . . . . .         124,023        133,608

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          24,803         29,430

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .            (749)        (1,565)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .             783            556
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           2,655          2,738
      Total other income and deductions . . . . . . . . . .           2,689          1,729

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          27,492         31,159

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          11,525         11,583
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .             999          2,694
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .            (524)          (371)
      Total interest charges. . . . . . . . . . . . . . . .          12,000         13,906

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   15,492     $   17,253


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    1997           1996
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  292,617     $ 308,072

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          33,122         43,980
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .          12,290          7,375
  Power purchased . . . . . . . . . . . . . . . . . . . . .           7,352          6,824
  Other operations. . . . . . . . . . . . . . . . . . . . .          71,760         69,676
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          27,166         27,338
  Depreciation and amortization . . . . . . . . . . . . . .          48,720         46,862
  Amortization of phase-in revenues . . . . . . . . . . . .           8,772          8,772
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          11,663         12,672
    State income  . . . . . . . . . . . . . . . . . . . . .           3,518          3,992
    General . . . . . . . . . . . . . . . . . . . . . . . .          20,356         24,088
      Total operating expenses. . . . . . . . . . . . . . .         244,719        251,579

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          47,898         56,493

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (3,469)        (3,749)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           1,341          1,571
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           5,454          5,327
      Total other income and deductions . . . . . . . . . .           3,326          3,149

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          51,224         59,642

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          23,007         23,299
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           2,556          4,369
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .          (1,003)          (979)
      Total interest charges. . . . . . . . . . . . . . . .          24,560         26,689

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   26,664     $   32,953


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                   Twelve Months Ended
                                                                         June 30,
                                                                    1997           1996
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  639,115     $  648,636

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          80,966         87,176
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .          24,877         17,036
  Power purchased . . . . . . . . . . . . . . . . . . . . .          12,011         10,195
  Other operations. . . . . . . . . . . . . . . . . . . . .         136,804        125,353
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          48,771         50,768
  Depreciation and amortization . . . . . . . . . . . . . .          98,167         89,872
  Amortization of phase-in revenues . . . . . . . . . . . .          17,544         17,545
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          35,147         47,707
    State income  . . . . . . . . . . . . . . . . . . . . .           9,981         12,567
    General . . . . . . . . . . . . . . . . . . . . . . . .          42,451         46,943
      Total operating expenses. . . . . . . . . . . . . . .         506,719        505,162

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .         132,396        143,474

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (1,969)        (2,880)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           3,167          3,625
  Income taxes (net). . . . . . . . . . . . . . . . . . . .          10,480         13,271
      Total other income and deductions . . . . . . . . . .          11,678         14,016

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .         144,074        157,490

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          46,012         46,821
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           9,945          6,947
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .          (1,868)        (2,665)
      Total interest charges. . . . . . . . . . . . . . . .          54,089         51,103

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   89,985     $  106,387


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                     Six Months Ended
                                                                          June 30,
                                                                    1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   26,664     $   32,953
  Depreciation and amortization . . . . . . . . . . . . . . .        48,720         46,862
  Amortization of nuclear fuel. . . . . . . . . . . . . . . .         9,803          5,602
  Amortization of phase-in revenues . . . . . . . . . . . . .         8,772          8,772
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (13,930)       (12,593)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (5,367)        (4,820)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .         2,068         (5,162)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .          (251)         2,627
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        22,112          7,695
    Interest and taxes accrued. . . . . . . . . . . . . . . .           352          2,868
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .       (16,047)        10,076
  Changes in other assets and liabilities . . . . . . . . . .        (5,349)       (39,894)
      Net cash flows from operating activities. . . . . . . .        77,547         54,986

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        46,221         31,314
  Corporate-owned life insurance policies . . . . . . . . . .        24,557         22,468
  Death proceeds of corporate-owned life insurance policies .        (1,810)          -
      Net cash flows used in investing activities . . . . . .        68,968         53,782

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .      (212,300)       200,000
  Advances to parent company (net). . . . . . . . . . . . . .       206,579       (179,355)
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .           (65)       (16,135)
  Borrowings against life insurance policies. . . . . . . . .        47,782         44,321
  Repayments of borrowings against life insurance policies. .          (584)          -
  Dividends to parent company . . . . . . . . . . . . . . . .       (50,000)       (50,000)
     Net cash flows from (used in) financing activities . . .        (8,588)        (1,169)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .            (9)            35

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            44             53
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       35     $       88


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   54,342      $  50,652
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        20,100         17,600


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                          June 30,
                                                                    1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   89,985     $  106,387
  Depreciation and amortization . . . . . . . . . . . . . . .        98,167         89,872
  Amortization of nuclear fuel. . . . . . . . . . . . . . . .        19,886         12,862
  Amortization of phase-in revenues . . . . . . . . . . . . .        17,544         17,545
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (31,050)       (32,476)
  Amortization of gain from sale-leaseback. . . . . . . . . .       (10,187)        (9,639)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .         8,049        (13,672)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         1,185          1,714
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        12,453          3,552
    Interest and taxes accrued. . . . . . . . . . . . . . . .        16,618         (2,770)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .       (21,702)        20,977
  Changes in other assets and liabilities . . . . . . . . . .        24,773        (19,867)
      Net cash flows from operating activities. . . . . . . .       225,721        174,485

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        83,539         84,696
  Corporate-owned life insurance policies . . . . . . . . . .        27,736         27,176
  Death proceeds of corporate-owned life insurance. . . . . .       (11,255)       (10,333)
      Net cash flows used in investing activities . . . . . .       100,020        101,539

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .      (240,000)       225,000
  Advances to parent company (net). . . . . . . . . . . . . .       170,149       (122,399)
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .           (65)       (16,135)
  Borrowings against life insurance policies. . . . . . . . .        49,439         45,789
  Repayment of borrowings against life insurance policies . .        (5,277)        (5,185)
  Dividends to parent company . . . . . . . . . . . . . . . .      (100,000)      (200,000)
     Net cash flows from (used in) financing activities . . .      (125,754)       (72,930)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .           (53)            16

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            88             72
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       35     $       88

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   82,402     $   73,651
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        34,600         41,660


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                   STATEMENTS OF CAPITALIZATION
                      (Dollars in Thousands)
                          (Unaudited)

                                                                   June 30,           December 31,
                                                                     1997                 1996

COMMON STOCK EQUITY (see Statements):
  Common stock, without par value, authorized and issued
    1,000 shares. . . . . . . . . . . . . . . . . . . . . . .  $1,065,634           $1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . . .      93,381              116,717
    Total common stock equity . . . . . . . . . . . . . . . .   1,159,015   63%      1,182,351   63%

LONG-TERM DEBT:
  First Mortgage Bonds:
       Series                    Due         1997      1996
       7.6%                      2003       135,000   135,000
       6-1/2%                    2005        65,000    65,000
       6.20%                     2006       100,000   100,000
                                                                  300,000              300,000
  Pollution Control Bonds:
       5.10%                     2023        13,757    13,822
       Variable  (a)             2027        21,940    21,940
       7.0%                      2031       327,500   327,500
       Variable  (a)             2032        14,500    14,500
       Variable  (a)             2032        10,000    10,000
                                                                  387,697              387,762
       Total bonds. . . . . . . . . . . . . . . . . . . . . .     687,697              687,762

  Less:
    Unamortized premium and discount (net). . . . . . . . . .       3,632                3,694
       Total long-term debt . . . . . . . . . . . . . . . . .     684,065   37%        684,068   37%

TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . . .  $1,843,080  100%     $1,866,419  100%


      (a)    Market-Adjusted Tax Exempt Securities (MATES).  As of June 30, 1997, the rate on these bonds ranged from 3.75% to 4.15%.


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                STATEMENTS OF COMMON STOCK EQUITY
                      (Dollars in Thousands)
                           (Unaudited)

                                                           Common          Retained
                                                            Stock          Earnings
BALANCE DECEMBER 31, 1994, 1,000 shares. . . . . . .     $1,065,634       $  159,570

Net income . . . . . . . . . . . . . . . . . . . . .                         110,873
Dividend to parent company . . . . . . . . . . . . .                        (150,000)


BALANCE DECEMBER 31, 1995, 1,000 shares. . . . . . .      1,065,634          120,443

Net income . . . . . . . . . . . . . . . . . . . . .                          96,274
Dividend to parent company . . . . . . . . . . . . .                        (100,000)


BALANCE DECEMBER 31, 1996, 1,000 shares. . . . . . .      1,065,634          116,717

Net Income . . . . . . . . . . . . . . . . . . . . .                          26,664
Dividend to parent company . . . . . . . . . . . . .                         (50,000)


BALANCE JUNE 30, 1997, 1,000 shares. . . . . . . . .     $1,065,634       $   93,381


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

    General: Kansas Gas and Electric Company (the company) is a rate regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The company is engaged in the production, purchase, transmission, distribution, and sale of electricity. The company serves approximately 277,000 electric customers in southeastern Kansas. At December 31, 1996, the company had no employees. All employees are provided by the company's parent, Western Resources which allocates costs related to the employees of the company.

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

    Environmental Remediation: Effective January 1, 1997, the company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This statement provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. The company's best current estimate of the most likely range of environmental costs to be incurred per site based upon limited current information presently available is approximately $100,000 to $10 million. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts noted above to be incurred. The KCC has permitted another Kansas utility to recover its remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the company's financial position or results of operations, depending on the degree of remediation required and number of years over which the remediation must be completed.

    Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI) are recorded in Corporate-owned Life Insurance (net) on the balance sheets:

                                              June 30,      December 31,
                                                1997            1996
                                                (Dollars in Millions)
    Cash surrender value of contracts.(1). .   $452.3          $404.6
    Borrowings against contracts . . . . . .   (441.4)         (394.3)
        COLI (net) . . . . . . . . . . . . .   $ 10.9          $ 10.3

(1) Cash surrender value of contracts as presented represents the value of the policies as of the end of the respective policy years and not as of June 30, 1997 and December 31, 1996.

     Income is recorded for increases in cash surrender value and net death proceeds. Interest expense is recognized for COLI borrowings. The net income generated from COLI contracts, including the tax benefit of the interest deductions and premium expenses, are recorded as Corporate-owned Life Insurance (net) on the Statements of Income. The income from increases in cash surrender value and net death proceeds was $6.7 million, $10.9 million, and $26.1 million for the three, six and twelve months ended June 30, 1997, respectively, compared to $5.4 million, $10.2 million and $24.7 million for the three, six and twelve months ended 1996, respectively. The interest expense deduction taken was $7.4 million, $14.4 million and $28.1 million for the three, six and twelve months ended June 30, 1997, respectively, compared to $7.0 million, $13.9 million and $27.6 million for the three, six and twelve months ended June 30, 1996, respectively.

    Cash and Cash Equivalents: For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand and highly liquid collateralized debt instruments purchased with maturities of three months or less.

2.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The company has been associated with three former manufactured gas sites which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the three sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analyses. The prioritized sites will be investigated over a ten year period. The agreement will allow the company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. As of June 30, 1997, the costs incurred for site investigation and risk assessment have been minimal. Since the site investigations are preliminary, no formal agreement on costs to be incurred has been reached, and the minimum potential liability would not be material to the financial statements, an accrual for these environmental contingencies has not been reflected in the accompanying financial statements. To the extent that such remediation costs are not recovered through rates, the costs could be material to the company's financial position or results of operations depending on the degree of remediation and number of years over which the remediation must be completed.

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

    The company's investment in the decommissioning fund, including reinvested earnings approximated $34.6 million and $33.0 million at June 30, 1997 and December 31, 1996, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability. These amounts are reflected in Investments and Other Property, Decommissioning trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Balance Sheets.

    The staff of the SEC has questioned certain current accounting practices used by nuclear electric generating station owners regarding the recognition, measurement, and classification of decommissioning costs for nuclear electric generating stations. In response to these questions, the Financial Accounting Standards Board is expected to issue new accounting standards for removal costs, including decommissioning, in 1998. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual decommissioning expenses could increase, (2) the estimated present value of decommissioning costs could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. When revised accounting guidance is issued, the company will also have to evaluate its effect on accounting for removal costs of other long-lived assets. The company is not able to predict what effect such changes would have on results of operations, financial position, or related regulatory practices until the final issuance of revised accounting guidance, but such effect could be material.

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


3.  RATE MATTERS AND REGULATION

    Utility expenses and credits recognized as regulatory assets and liabilities on the Consolidated Balance Sheets are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers in utility revenues. The company expects to recover the following regulatory assets in rates:

                                          June 30,     December 31,
                                            1997           1996
                                           (Dollars in Thousands)
Coal contract settlement costs            $ 10,848       $ 11,655
Deferred plant costs                        31,125         31,272
Phase-in revenues                           17,545         26,317
Debt issuance costs                         44,517         45,989
Other regulatory assets                      6,878          7,155
 Total regulatory assets                  $110,913       $122,388

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


4.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 24.4% and 29.7% for the three month periods, 26.7% and 25.6% for the six month periods, and 27.8% and 30.6% for the twelve month periods ended June 30, 1997 and 1996, respectively. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.


5.  WESTERN RESOURCES AND KANSAS CITY POWER & LIGHT COMPANY MERGER AGREEMENT

    On February 7, 1997, Kansas City Power & Light Company (KCPL) and Western Resources entered into an agreement whereby KCPL would be combined with Western Resources (KCPL Merger). The merger agreement provides for a tax-free, stock-for-stock transaction valued at approximately $2 billion. Under the terms of the agreement, KCPL shareholders will receive $32 of Western Resources common stock per KCPL share, subject to an exchange ratio collar of not less than 0.917 to no more than 1.100 common shares. Consummation of the KCPL Merger is subject to customary conditions including obtaining the approval of KCPL's and Western Resources' shareholders and various regulatory agencies. Western Resources expects to be able to close the KCPL Merger in the first half of 1998.

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

    The following updates the information provided in the 1996 Form 10-K, and analyzes the changes in the results of operations between the three, six and twelve month periods ended June 30, 1997 and comparable periods of 1996.

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


FINANCIAL CONDITION

    General: The company had net income of $15.5 million and $26.7 million for the three and six months ended June 30, 1997 compared to $17.3 million and $33.0 million for the same periods in 1996, respectively. The decreases in net income were primarily due to the implementation of a $36.3 million rate reduction on February 1, 1997 and mild spring temperatures experienced within the company's service territory. See Note 3 of the Notes to Financial Statements for more information on the rate proceedings.

    Net income for the twelve months ended June 30, 1997, of $90.0 million, decreased from net income of $106.4 million for the comparable period of 1996. The decrease was primarily attributable to mild spring temperatures, the $36.3 million rate reduction, and a May 1996 interim rate reduction of $8.7 million which became permanent on February 1, 1997.

    Liquidity and Capital Resources: The company's liquidity is a function of its ongoing construction and maintenance program designed to improve facilities which provide electric service and meet future customer service requirements.

    The company's short-term financing requirements are satisfied through short-term bank loans and uncommitted loan participation agreements. At June 30, 1997 short-term borrowing amounted to $10 million compared to $222.3 million at December 31, 1996.

    In June 1997, the company increased its borrowings against the accumulated cash surrender values of corporate-owned life insurance policies by $45.1 million and received an additional $2.0 million from increased borrowings on Wolf Creek Nuclear Operating Company policies. Total 1997 COLI borrowings have amounted to $47.8 million.


OPERATING RESULTS

    The following discussion explains variances for the three, six and twelve months ended June 30, 1997, to the comparable periods of 1996.

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

    The following table reflects changes in electric sales for the three, six and twelve months ended June 30, 1997 from the comparable periods of 1996.

    Increase (decrease) in electric sales volumes:

                                     3 Months    6 Months    12 Months
                                       Ended       Ended       Ended
         Residential                  (7.7)%      (4.8)%       (3.9)%
         Commercial                   (3.9)%      (1.3)%        0.3 %
         Industrial                   (1.0)%      (3.0)%       (3.8)%
         Total Retail                 (3.7)%      (3.0)%       (2.8)%

         Wholesale & Interchange     (22.4)%       18.1%        69.8%
         Total electric sales         (8.5)%        1.5%         9.6%

    Revenues for the three and six months ended June 30, 1997, of $148.8 million and $292.6 million, decreased approximately nine and five percent from revenues of $163.0 million and $308.1 million for the comparable periods of 1996. Revenues decreased in all retail customer classes. These decreases are primarily due to the implementation of a $36.3 million rate reduction on February 1, 1997 and mild spring temperatures.

    Revenues for the twelve months ended June 30, 1997, decreased approximately two percent to $639.1 million from revenues of $648.6 million for the comparable period of 1996. The decrease can be primarily attributed to the implementation of the above mentioned rate reduction and a May 1996 $8.7 million interim rate reduction which became permanent on February 1, 1997.

    Partially offsetting the decrease in revenues for the six and twelve months ended June 30, 1997 were the increases in interchange sales due to the increased sales to power brokers as a result of the increase in competition within the wholesale market.

    Operating Expenses: Total operating expenses decreased approximately seven and three percent for the three and six months ended June 30, 1997, respectively, compared to the same periods of 1996. The decreases were primarily due to decreased federal and state income taxes due to the decrease in net income.

    Total operating expenses remain virtually unchanged for the twelve months ended June 30, 1997 compared to the same period of 1996. The increase in other operating expenses due to the increase in net generation as a result of increased sales to interchange customers was offset by the decreases in federal and state income taxes due to the decrease in net income.

    Other Income and Deductions: Other income and deductions, net of taxes, increased for the three and six months ended June 30, 1997, compared to the same periods of 1996 due to the receipt of death benefit proceeds from COLI policies and the increase in cash surrender values of COLI policies.

    Other income and deductions, net of taxes, decreased for the twelve months ended June 30, 1997, compared to the same period of 1996 due to lower income tax credits.

    Interest Expense: Interest expense decreased approximately fourteen and eight percent for the three and six months ended June 30, 1997, respectively, compared to the same periods of 1996. The decreases can be attributed to the decrease in short-term debt during the first six months of 1997.

    Interest expense increased approximately six percent for the twelve months ended June 30, 1997, compared to the same period of 1996. The increase resulted primarily from the higher short-term debt balances during 1997 as compared to 1996.


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

                KANSAS GAS AND ELECTRIC COMPANY
                   Part II Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

    Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Exhibit 12   -   Computation of Ratio of Earnings to Fixed Charges
                          for 12 Months Ended June 30, 1997 (filed electronically)

         Exhibit 27 - Financial Data Schedule (filed electronically)

   (b)   Reports on Form 8-K:

         None

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


Date        July 30, 1997                By     /s/ Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel