Form 10-Q
period 1997-09-30
KANSAS GAS & ELECTRIC CO /KS/
filed 1997-10-29
CIK 54496

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

   [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 1997


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

           Class                               Outstanding at October 29, 1997
 Common Stock (No par value)                           1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                 KANSAS GAS AND ELECTRIC COMPANY
                              INDEX



                                                                       Page

PART I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                     4 - 6

              Statements of Cash Flows                                 7 - 8

              Statements of Capitalization                               9

              Statements of Common Stock Equity                         10

              Notes to Financial Statements                             11

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    15


Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders       18

     Item 6.  Exhibits and Reports on Form 8-K                          18

Signature                                                               19

                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)
                          (Unaudited)
                                                             September 30,     December 31,
                                                                  1997             1996
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . . .     $3,515,682       $3,487,213
  Less - Accumulated depreciation . . . . . . . . . . . . .      1,033,113          974,451
                                                                 2,482,569        2,512,762
  Construction work in progress . . . . . . . . . . . . . .         44,128           33,197
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . . .         39,160           38,461
    Net utility plant . . . . . . . . . . . . . . . . . . .      2,565,857        2,584,420

INVESTMENTS AND OTHER PROPERTY:
  Decommissioning trust . . . . . . . . . . . . . . . . . .         42,081           33,041
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         10,108            9,093
                                                                    52,189           42,134

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .             44               44
  Accounts receivable and unbilled revenues (net) . . . . .         81,343           75,671
  Advances to parent company (net). . . . . . . . . . . . .         35,999          250,733
  Fossil fuel, at average cost. . . . . . . . . . . . . . .         10,685           13,459
  Materials and supplies, at average cost . . . . . . . . .         29,192           30,187
  Prepayments and other current assets. . . . . . . . . . .         25,758           16,991
                                                                   183,021          387,085

DEFERRED CHARGES AND OTHER ASSETS:
  Regulatory asset - recoverable taxes. . . . . . . . . . .        206,800          164,520
  Regulatory assets . . . . . . . . . . . . . . . . . . . .        105,129          122,388
  Corporate-owned life insurance (net). . . . . . . . . . .         10,899           10,341
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          3,527            7,999
                                                                   326,355          305,248

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     $3,127,422       $3,318,887


CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statements):
  Common stock equity . . . . . . . . . . . . . . . . . . .     $1,165,790       $1,182,351
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,096          684,068
                                                                 1,849,886        1,866,419

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .           -             222,300
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         51,138           48,819
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .         38,789           35,358
  Accrued interest. . . . . . . . . . . . . . . . . . . . .         13,737            9,445
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          7,134            6,726
                                                                   110,798          322,648

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . . .        782,682          753,511
  Deferred investment tax credits . . . . . . . . . . . . .         67,288           69,722
  Deferred gain from sale-leaseback . . . . . . . . . . . .        224,736          233,060
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         92,032           73,527
                                                                 1,166,738        1,129,820
COMMITMENTS AND CONTINGENCIES (Note 2)
     TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .     $3,127,422       $3,318,887

The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                                    1997           1996
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  191,066     $  193,198

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          28,861         29,082
    Nuclear fuel (net). . . . . . . . . . . . . . . . . . .           6,388          6,299
  Power purchased . . . . . . . . . . . . . . . . . . . . .            (474)         1,916
  Other operations. . . . . . . . . . . . . . . . . . . . .          38,055         31,355
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          12,420         11,388
  Depreciation and amortization . . . . . . . . . . . . . .          24,000         23,847
  Amortization of phase-in revenues . . . . . . . . . . . .           4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          19,486         18,156
    State income  . . . . . . . . . . . . . . . . . . . . .           4,802          4,825
    General . . . . . . . . . . . . . . . . . . . . . . . .          10,662         12,512
      Total operating expenses. . . . . . . . . . . . . . .         148,586        143,766

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          42,480         49,432

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (2,811)         2,648
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .             797          1,091
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           3,382          2,563
      Total other income and deductions . . . . . . . . . .           1,368          6,302

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          43,848         55,734

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          11,526         11,505
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .             975          3,937
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .            (428)          (444)
      Total interest charges. . . . . . . . . . . . . . . .          12,073         14,998

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   31,775     $   40,736


The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1997           1996
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  483,683      $ 501,270

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          61,983         73,062
    Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          18,678         13,674
  Power purchased . . . . . . . . . . . . . . . . . . . . .           6,878          8,740
  Other operations. . . . . . . . . . . . . . . . . . . . .         109,816        101,031
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          39,586         38,726
  Depreciation and amortization . . . . . . . . . . . . . .          72,719         70,709
  Amortization of phase-in revenues . . . . . . . . . . . .          13,158         13,158
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          31,149         30,828
    State income  . . . . . . . . . . . . . . . . . . . . .           8,320          8,817
    General . . . . . . . . . . . . . . . . . . . . . . . .          31,018         36,600
      Total operating expenses. . . . . . . . . . . . . . .         393,305        395,345

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          90,378        105,925

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (6,280)        (1,101)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           2,138          2,662
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           8,836          7,890
      Total other income and deductions . . . . . . . . . .           4,694          9,451

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          95,072        115,376

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          34,533         34,804
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           3,531          8,306
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .          (1,431)        (1,423)
      Total interest charges. . . . . . . . . . . . . . . .          36,633         41,687

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   58,439     $   73,689


The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                   Twelve Months Ended
                                                                       September 30,
                                                                    1997           1996
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $  636,983     $  639,452

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          80,745         91,898
    Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          24,966         18,251
  Power purchased . . . . . . . . . . . . . . . . . . . . .           9,621          9,835
  Other operations. . . . . . . . . . . . . . . . . . . . .         143,505        128,877
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          49,803         50,696
  Depreciation and amortization . . . . . . . . . . . . . .          98,319         93,686
  Amortization of phase-in revenues . . . . . . . . . . . .          17,544         17,545
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .          36,477         39,089
    State income  . . . . . . . . . . . . . . . . . . . . .           9,958         10,910
    General . . . . . . . . . . . . . . . . . . . . . . . .          40,601         47,719
      Total operating expenses. . . . . . . . . . . . . . .         511,539        508,506

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .         125,444        130,946

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          (7,428)         2,016
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           2,873          3,844
  Income taxes (net). . . . . . . . . . . . . . . . . . . .          11,299         12,375
      Total other income and deductions . . . . . . . . . .           6,744         18,235

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .         132,188        149,181

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          46,033         46,567
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           6,983          9,690
  Allowance for borrowed funds used
    during construction (credit). . . . . . . . . . . . . .          (1,852)        (2,363)
      Total interest charges. . . . . . . . . . . . . . . .          51,164         53,894

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      $   81,024     $   95,287


The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   58,439     $   73,689
  Depreciation and amortization . . . . . . . . . . . . . . .        72,719         70,709
  Amortization of nuclear fuel. . . . . . . . . . . . . . . .        14,910         10,694
  Amortization of phase-in revenues . . . . . . . . . . . . .        13,158         13,158
  Corporate-owned life insurance policies . . . . . . . . . .       (20,649)       (23,334)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (8,324)        (7,230)
  Changes in other working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .        (5,672)        (9,751)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         2,774          1,894
    Accounts payable. . . . . . . . . . . . . . . . . . . . .         2,319         (7,011)
    Interest and taxes accrued. . . . . . . . . . . . . . . .         7,723         45,476
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,311)        (2,664)
  Changes in other assets and liabilities . . . . . . . . . .        (6,143)       (19,213)
      Net cash flows from operating activities. . . . . . . .       124,943        146,417

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        66,923         47,430
  Corporate-owned life insurance policies . . . . . . . . . .        25,104         24,905
  Death proceeds of corporate-owned life insurance policies .        (1,810)        (9,010)
      Net cash flows used in investing activities . . . . . .        90,217         63,325

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .      (222,300)       160,000
  Advances to parent company (net). . . . . . . . . . . . . .       214,734       (192,471)
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .           (65)       (16,135)
  Borrowings against life insurance policies. . . . . . . . .        48,488         45,136
  Repayments of borrowings against life insurance policies. .          (583)        (4,611)
  Dividends to parent company . . . . . . . . . . . . . . . .       (75,000)       (75,000)
     Net cash flows from (used in) financing activities . . .       (34,726)       (83,081)

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .             0             11

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            44             53
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       44     $       64


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   57,609      $  59,873
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        52,100         21,600


The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                       September 30,
                                                                    1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   81,024     $   95,287
  Depreciation and amortization . . . . . . . . . . . . . . .        98,319         93,686
  Amortization of nuclear fuel. . . . . . . . . . . . . . . .        19,901         14,201
  Amortization of phase-in revenues . . . . . . . . . . . . .        17,544         17,545
  Corporate-owned life insurance policies . . . . . . . . . .       (27,028)       (37,125)
  Amortization of gain from sale-leaseback. . . . . . . . . .       (10,734)        (9,639)
  Changes in other working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .         4,898          3,208
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         4,943            196
    Accounts payable. . . . . . . . . . . . . . . . . . . . .         7,366           (547)
    Interest and taxes accrued. . . . . . . . . . . . . . . .       (18,619)        (3,326)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .           774          3,213
  Changes in other assets and liabilities . . . . . . . . . .         3,298          8,454
      Net cash flows from operating activities. . . . . . . .       181,686        185,153

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .        88,125         75,518
  Corporate-owned life insurance policies . . . . . . . . . .        25,846         29,609
  Death proceeds of corporate-owned life insurance. . . . . .        (2,245)       (19,343)
      Net cash flows used in investing activities . . . . . .       111,726         85,784

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .      (210,000)       180,950
  Advances to parent company (net). . . . . . . . . . . . . .       191,420        (75,979)
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .           (65)       (16,135)
  Borrowings against life insurance policies. . . . . . . . .        49,330         46,604
  Repayment of borrowings against life insurance policies . .          (665)        (9,796)
  Dividends to parent company . . . . . . . . . . . . . . . .      (100,000)      (225,000)
     Net cash flows from (used in) financing activities . . .       (69,980)       (99,356)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .           (20)            13

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .            64             51
  END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    $       44     $       64

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   76,448     $   77,407
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        62,600         32,600


The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                   STATEMENTS OF CAPITALIZATION
                      (Dollars in Thousands)
                          (Unaudited)

                                                                 September 30,        December 31,
                                                                     1997                 1996

COMMON STOCK EQUITY (see statement):
  Common stock, without par value, authorized and issued
    1,000 shares. . . . . . . . . . . . . . . . . . . . . . .  $1,065,634           $1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . . .     100,156              116,717
    Total common stock equity . . . . . . . . . . . . . . . .   1,165,790   63%      1,182,351   63%

LONG-TERM DEBT:
  First Mortgage Bonds:
       Series                    Due         1997      1996
       7.6%                      2003       135,000   135,000
       6-1/2%                    2005        65,000    65,000
       6.20%                     2006       100,000   100,000
                                                                  300,000              300,000
  Pollution Control Bonds:
       5.10%                     2023        13,757    13,822
       Variable  (a)             2027        21,940    21,940
       7.0%                      2031       327,500   327,500
       Variable  (a)             2032        14,500    14,500
       Variable  (a)             2032        10,000    10,000
                                                                  387,697              387,762
       Total bonds. . . . . . . . . . . . . . . . . . . . . .     687,697              687,762

  Less:
    Unamortized premium and discount (net). . . . . . . . . .       3,601                3,694
       Total long-term debt . . . . . . . . . . . . . . . . .     684,096   37%        684,068   37%

TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . . .  $1,849,886  100%     $1,866,419  100%


      (a)    Market-Adjusted Tax Exempt Securities (MATES).  As of September 30, 1997,
             the rate on these bonds was 3.83%.


The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                STATEMENTS OF COMMON STOCK EQUITY
                      (Dollars in Thousands)
                           (Unaudited)

                                                           Common          Retained
                                                            Stock          Earnings
BALANCE DECEMBER 31, 1994, 1,000 shares. . . . . . .     $1,065,634       $  159,570

Net income . . . . . . . . . . . . . . . . . . . . .                         110,873
Dividend to parent company . . . . . . . . . . . . .                        (150,000)


BALANCE DECEMBER 31, 1995, 1,000 shares. . . . . . .      1,065,634          120,443

Net income . . . . . . . . . . . . . . . . . . . . .                          96,274
Dividend to parent company . . . . . . . . . . . . .                        (100,000)


BALANCE DECEMBER 31, 1996, 1,000 shares. . . . . . .      1,065,634          116,717

Net Income . . . . . . . . . . . . . . . . . . . . .                          58,439
Dividend to parent company . . . . . . . . . . . . .                         (75,000)


BALANCE SEPTEMBER 30, 1997, 1,000 shares . . . . . .     $1,065,634       $  100,156


The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

    General: Kansas Gas and Electric Company (the company) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The company is engaged in the production, purchase, transmission, distribution, and sale of electricity. The company serves approximately 277,000 electric customers in southeastern Kansas. The company has no employees. All employees are provided by the company's parent, Western Resources which allocates costs related to the employees of the company.

    The company owns 47% of the Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). The company records in its financial statements its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities.

    The company prepares its financial statements in conformity with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission. The financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the balance sheet date, and to report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's 1996 Annual Report on Form 10-K.

    The company currently applies accounting standards that recognize the economic effects of rate regulation pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", (SFAS 71) and, accordingly, has recorded regulatory assets and liabilities related to its generation, transmission and distribution operations.

    The Kansas Legislature has created a Retail Wheeling Task Force (the Task Force) to study the implications of a deregulated and more competitive market for electric services. The Task Force is primarily composed of legislators, regulators, consumer advocates and representatives from the electric industry. A draft bill under consideration by the Task Force would implement competition for retail electric service beginning July 1, 2001. The Task Force is also evaluating how certain investments which were approved and incurred under the existing regulatory model should be recovered. Certain of these investments may not be recoverable. These investments are commonly referred to as "stranded costs". At this date, it is not possible to predict the results of the Task Force's effect or the impact it may have on the company.

    There can be no assurance at this time that stranded costs will be fully recoverable if open competition is initiated in the electric utility market. In the event the company determines that it no longer meets the criteria set forth in SFAS 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that would be material. Criteria that give rise to the discontinuance of SFAS 71 include, (1) increasing competition that restricts the company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from a cost-based regulation to another form of regulation. The company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on current evaluation of the various factors and conditions that are expected to impact future cost recovery, the company believes that its net regulatory assets are probable of future recovery. Any regulatory changes that would require the company to discontinue SFAS 71 based upon competitive or other events may significantly impact the recoverability of the company's net regulatory assets and certain utility plant investments, particularly the Wolf Creek facility. At this time, the effect of competition and the amount of regulatory assets which could be recovered in such an environment cannot be predicted. See Note 3 for further discussion on regulatory assets.

    Environmental Remediation: Effective January 1, 1997, the company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This statement provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. The company's best current estimate of the most likely range of remediation costs to be incurred based upon limited current information presently available is approximately $1.5 million to $6 million. Additional information and testing could result in costs significantly below or in excess of the amounts noted above to be incurred. The KCC has permitted another Kansas utility to recover certain remediation costs through rates. Clean up costs will depend upon the degree of remediation required and number of years over which the remediation must be completed. Management believes that adequate provision has been made for these costs and accordingly believes that the ultimate disposition of this matter will not have a material adverse effect upon the company's overall financial position or results of operations.

    Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI) are recorded in Corporate-owned Life Insurance (net) on the balance sheets:

                                            September 30,    December 31,
                                                1997             1996
                                                (Dollars in Millions)
    Cash surrender value of contracts.(1). .   $453.1           $404.6
    Borrowings against contracts . . . . . .   (442.2)          (394.3)
        COLI (net) . . . . . . . . . . . . .   $ 10.9           $ 10.3

(1) Cash surrender value of contracts as presented represents the value of the policies as of the end of the respective policy years and not as of September 30, 1997 and December 31, 1996.

     Income is recorded for increases in cash surrender value and net death proceeds. Interest expense is recognized for COLI borrowings. The net income generated from COLI contracts, including the tax benefit of the interest deductions and premium expenses, are recorded as Corporate-owned Life Insurance (net) on the Statements of Income. The income from increases in cash surrender value and net death proceeds was $5.4 million, $16.3 million, and $22.0 million for the three, nine and twelve months ended September 30, 1997, respectively, compared to $9.5 million, $19.7 million and $29.6 million for the three, nine and twelve months ended 1996, respectively. The interest expense deduction taken was $8.2 million, $22.6 million and $29.4 million for the three, nine and twelve months ended September 30, 1997, respectively, compared to $6.9 million, $20.8 million and $27.6 million for the three, nine and twelve months ended September 30, 1996, respectively.

    Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The company has been associated with three former manufactured gas sites which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the three sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analyses. The prioritized sites will be investigated over a ten year period. The agreement will allow the company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. As of September 30, 1997, the costs incurred for site investigation and risk assessment have been minimal. Since the site investigations are preliminary, no formal agreement on costs to be incurred has been reached, and the minimum potential liability would not be material to the financial statements. An accrual for these environmental contingencies has not been reflected in the accompanying financial statements. To the extent that such remediation costs are not recovered through rates, the costs could be material to the company's financial position or results of operations depending on the degree of remediation and number of years over which the remediation must be completed.

    For additional information on Commitments and Contingencies, see Note 2 of the company's 1996 Annual Report on Form 10-K.


3.  RATE MATTERS AND REGULATION

    Utility expenses and credits recognized as regulatory assets and liabilities on the Consolidated Balance Sheets are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers in utility revenues. The company expects to recover the following regulatory assets in rates:

                                       September 30,   December 31,
                                           1997            1996
                                          (Dollars in Thousands)
Coal contract settlement costs           $ 10,442        $ 11,655
Deferred plant costs                       31,052          31,272
Phase-in revenues                          13,159          26,317
Debt issuance costs                        43,781          45,989
Other regulatory assets                     6,695           7,155
 Total                                   $105,129        $122,388

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


4.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 39.7% and 33.4% for the three month periods, 34.4% and 30.1% for the nine month periods, and 30.2% and 28.3% for the twelve month periods ended September 30, 1997 and 1996, respectively. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.


5.  WESTERN RESOURCES AND KANSAS CITY POWER & LIGHT COMPANY MERGER AGREEMENT

    On February 7, 1997, Kansas City Power & Light Company (KCPL) and Western Resources entered into an agreement whereby KCPL would be combined with Western Resources (KCPL Merger). The merger agreement provides for a tax-free, stock-for-stock transaction valued at approximately $2 billion. Under the terms of the agreement, KCPL shareholders will receive $32 of Western Resources common stock per KCPL share, subject to an exchange ratio collar of not less than 0.917 to no more than 1.100 common shares. Consummation of the KCPL Merger is subject to customary conditions including obtaining the approval of KCPL's and Western Resources' shareholders and various regulatory agencies. Western Resources expects to be able to close the KCPL Merger in mid-1998.

    KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. KCPL, Western Resources, and the company have joint interests in certain electric generating assets, including Wolf Creek.

                 KANSAS GAS AND ELECTRIC COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 7 of the company's Annual Report on Form 10-K for 1996.

    The following updates the information provided in the 1996 Form 10-K, and analyzes the changes in the results of operations between the three, nine and twelve month periods ended September 30, 1997 and comparable periods of 1996.

    Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the company's future plans, objectives, expectations or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, liquidity and capital resources, interest rates, environmental matters, changing weather conditions, nuclear operations, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as electric utility restructuring, including the ongoing state and federal activities; future economic conditions; developments in the legislative, regulatory and competitive markets in which the company operates; and other circumstances affecting anticipated operations, revenues and costs.

FINANCIAL CONDITION

    General: The company had net income of $31.8 million and $58.4 million for the three and nine months ended September 30, 1997 compared to $40.7 million and $73.7 million for the same periods in 1996, respectively. The decreases in net income were primarily due to the implementation of a $36.3 million rate reduction on February 1, 1997 and the positive impact on income for the third quarter of 1996 resulting from the receipt of death benefit proceeds under COLI contracts which were recorded during that quarter. See
Note 3 of the Notes to Financial Statements for more information on the rate proceedings, and Note 1 for information on COLI.

    Net income for the twelve months ended September 30, 1997, of $81.0 million, decreased from net income of $95.3 million for the comparable period of 1996. The decrease was primarily attributable to the $36.3 million rate reduction, a May 1996 interim rate reduction of $8.7 million which became permanent on February 1, 1997, and the positive impact on income resulting from the receipt of death benefit proceeds under COLI contracts which were recorded during the third quarter of 1996 and fourth quarter of 1995.

    Liquidity and Capital Resources: The company's liquidity is a function of its ongoing construction and maintenance program designed to improve facilities which provide electric service and meet future customer service requirements.

    The company's short-term financing requirements are satisfied through short-term bank loans and uncommitted loan participation agreements. At September 30, 1997 short-term borrowings amounted to $0 million compared to $222.3 million at December 31, 1996. Proceeds from the repayment of advances to the company's parent company have been used to repay all current outstanding short-term debt. The proceeds received are reflected in the decrease in Current Assets, Advances to parent company (net) on the Balance Sheets.

    In June 1997, the company increased its borrowings against the accumulated cash surrender values of COLI policies by $45.1 million and received an additional $2.0 million from increased borrowings on WCNOC COLI policies. Total 1997 COLI borrowings have amounted to $48.5 million.


OPERATING RESULTS

    The following discussion explains variances for the three, nine and twelve months ended September 30, 1997, to the comparable periods of 1996.

    Revenues: The company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric revenues will continue to be affected by weather conditions, the electric rate reduction which was implemented on February 1, 1997, competing fuel sources, customer conservation efforts, wholesale demand, electric utility regulatory restructuring, and the overall economy of the company's service area.

    The following table reflects changes in electric sales for the three, six and twelve months ended September 30, 1997 from the comparable periods of 1996.

    Increase (decrease) in electric sales volumes:

                                     3 Months    9 Months    12 Months
                                       Ended       Ended       Ended
         Residential                   12.9%        2.3%         3.2%
         Commercial                     3.9%        0.7%         2.3%
         Industrial                     3.0%      (0.9)%       (0.8)%
         Total Retail                   6.5%        0.5%         1.2%

         Wholesale & Interchange     (50.8)%      (8.8)%        20.2%
         Total electric sales         (6.7)%      (1.6)%         5.1%

    Revenues for the three months ended September 30, 1997, of $191.1 million decreased approximately one percent from revenues of $193.2 million for the comparable period of 1996. The slight decrease is primarily due to the decrease in interchange sales to power brokers. Although retail sales increased for the third quarter, revenues were negatively effected by rate reductions.

    Revenues for the nine and twelve months ended September 30, 1997, of $483.7 million and $637.0 million, decreased approximately four and one percent, respectively, from revenues of $501.3 million and $639.5 million for the comparable periods of 1996. Revenues decreased in all retail customer classes. These decreases are primarily attributable to the implementation of the a $36.3 million rate reduction on February 1, 1997 and a May 1996 $8.7 million interim rate reduction which became permanent on February 1, 1997.

    Partially offsetting the decrease in revenues for the twelve months ended September 30, 1997 was the increase in interchange sales to power brokers. Interchange sales to power brokers operate on a low profit margin and are immaterial to the company's operating income.

    Operating Expenses: Total operating expenses increased approximately three percent for the three months ended September 30, 1997, compared to the same period of 1996. The increase was primarily attributable to increases in other operating and maintenance expenses due to a coal-fired plant being off-line for unscheduled maintenance and an incremental increase in the La Cygne 2 generating unit monthly lease payment.

    Total operating expenses remain virtually unchanged for the nine months ended September 30, 1997 compared to the same period of 1996. Decreases in fossil fuel and purchase power expenses were partially offset by an increase in nuclear fuel expense due to Wolf Creek having been taken off-line for its eighth refueling and maintenance outage during the first quarter of 1996. Increased other operations expense as a result of a coal-fired plant being off-line for unscheduled maintenance and an the increase in La Cygne's monthly lease payment also contributed to the offset.

    Total operating expenses increased less than one percent for the twelve months ended September 30, 1997 compared to the same period of 1996. Increases in other operating expenses due to the increase in La Cygne's monthly lease payment and the increase in net generation as a result of increased sales to interchange customers were offset by decreases in property taxes and federal and state income taxes due to the decrease in net income.

    Wolf Creek was taken off-line on October 4, 1997 for its ninth refueling and maintenance outage. The outage is expected to last approximately 60 days during which time electric demand will be met primarily by the company's coal-fired operating units. The company anticipates its operating expenses will increase during the fourth quarter of 1997 as a result of Wolf Creek being taken out of service.

    Other Income and Deductions: Other income and deductions, net of taxes, decreased for the three, nine, and twelve months ended September 30, 1997, compared to the same periods of 1996 due to the positive impact on income during the earlier periods resulting from receipt of death benefit proceeds from COLI policies recorded during the third quarter of 1996 and the fourth quarter of 1995. The increase in interest expense of $1.3 million relating to COLI borrowings for the three months ended September 30, 1997, also contributed to the decreases.

    Interest Expense: Interest expense decreased $2.9 million, $5.1 million, and $2.7 million for the three, nine, and twelve months ended September 30, 1997, respectively, compared to the same periods of 1996. These decreases are attributed to the decrease in short-term debt balance held during the first nine months of 1997. Proceeds from the repayment of advances to the company's parent company have been used to repay all current outstanding short-term debt. The proceeds received are reflected in the decrease in Current Assets, Advances to parent company (net) on the Balance Sheets.

                KANSAS GAS AND ELECTRIC COMPANY
                   Part II Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

    Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Exhibit 12   -   Computation of Ratio of Earnings to Fixed Charges
                          for 12 Months Ended September 30, 1997 (filed electronically)

         Exhibit 27 - Financial Data Schedule (filed electronically)

   (b)   Reports on Form 8-K:

         None

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


Date    October 29, 1997                 By     /s/ Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel