Form 10-K
period 1997-12-31
KANSAS GAS & ELECTRIC CO /KS/
filed 1998-03-30
CIK 54496

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-K
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended December 31, 1997


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

 Common Stock, No par value                              1,000 Shares
   (Title of each class)                      (Outstanding at March 30, 1998)

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

                 KANSAS GAS AND ELECTRIC COMPANY
                            FORM 10-K
                        December 31, 1997

                        TABLE OF CONTENTS

     Description                                                       Page

PART I
     Item 1.  Business                                                   3

     Item 2.  Properties                                                12

     Item 3.  Legal Proceedings                                         13

     Item 4.  Submission of Matters to a Vote of
                Security Holders                                        13

PART II
     Item 5.  Market for Registrant's Common Equity and
                Related Stockholder Matters                             13

     Item 6.  Selected Financial Data                                   13

     Item 7.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              14

     Item 7A. Quantitative and Qualitative Disclosures
                About Market Risk                                       22

     Item 8.  Financial Statements and Supplementary Data               23

     Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     40

PART III
     Item 10. Directors and Executive Officers of the
                Registrant                                              41

     Item 11. Executive Compensation                                    42

     Item 12. Security Ownership of Certain Beneficial
                Owners and Management                                   42

     Item 13. Certain Relationships and Related Transactions            42

PART IV
     Item 14. Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                     43

     Signatures                                                         46

<page 3>
                              PART I

ITEM 1.  BUSINESS


GENERAL

    The company is an electric public utility engaged in the generation, transmission, distribution and sale of electric energy in the southeastern quarter of Kansas including the Wichita metropolitan area. The company is a wholly-owned subsidiary of Western Resources, Inc. The company owns 47% of Wolf Creek Nuclear Operating Corporation, the operating company for Wolf Creek Generating Station (Wolf Creek). Corporate headquarters of the company is located in Wichita, Kansas. The company has no gas properties. At December 31, 1997, the company had no employees. All employees are provided by the company's parent, Western Resources.

    On February 7, 1997, the Western Resources signed a merger agreement with Kansas City Power & Light Company (KCPL) by which KCPL would be merged with and into Western Resources in exchange for Western Resources common stock. In December 1997, representatives of the Western Resources' financial advisor indicated that they believed it was unlikely that they would be in a position to issue a fairness opinion required for the merger on the basis of the previously announced terms.

    On March 18, 1998, Western Resources and Kansas City Power & Light Company
(KCPL) announced a restructuring of their February 7, 1997, merger agreement which will result in the formation of Westar Energy, a new electric company. Under the terms of the merger agreement, the electric utility operations of Western Resources will be transferred to the company, and KCPL and the company will be merged into NKC, Inc., a subsidiary of Western Resources. NKC, Inc. will be renamed Westar Energy. In addition, under the merger agreement, KCPL shareowners will receive $23.50 of Western Resources common stock per KCPL share, subject to a collar mechanism, and one share of Westar Energy common stock per KCPL share. Upon consummation of the combination, Western Resources will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL, and the company.

    Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness23 for borrowed money of Western Resources and the company, and $800 million of debt of KCPL. Long-term debt of Western Resources and the company was $2.1 billion at December 31, 1997. Under the terms of the merger agreement, it is intended that the company will be released from its obligations with respect to the company's debt to be assumed by Westar Energy. For additional information concerning the company's long-term debt and obligations under the La Cygne sale leaseback arrangements which will become obligations of Westar Energy, see Note 5 and Note 6 of "Notes to Financial Statements".

    Consummation of the merger is subject to customary conditions including obtaining the approval of Western Resources' and KCPL's shareowners and various regulatory agencies. Western Resources estimates the transaction to close by mid-1999, subject to receipt of all necessary approvals.
<page 4>
    KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. KCPL, Western Resources, and the company have joint interests in certain electric generating assets, including Wolf Creek. For additional information, see "Financing" below, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of "Notes to Financial Statements".

    The United States electric utility industry is evolving from a regulated monopolistic market to a competitive marketplace. The 1992 Energy Policy Act began deregulating the electricity industry. The Energy Policy Act permitted the Federal Energy Regulatory Commission (FERC) to order electric utilities to allow third parties the use of their transmission systems to sell electric power to wholesale customers. A wholesale sale is defined as a utility selling electricity to a "middleman", usually a city or its utility company, to resell to the ultimate retail customer. As part of the 1992 acquisition of the company by Western Resources, we agreed to open access of our transmission system for wholesale transactions. FERC also requires us to provide transmission services to others under terms comparable to those we provide to ourselves. For discussion regarding competition in the electric utility industry and the potential impact on the company, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    Discussion of other factors affecting the company are set forth in the Notes to Financial Statements and Management's Discussion and Analysis included herein.


ELECTRIC OPERATIONS

General

    The company supplies electric energy at retail to approximately 280,000 customers in 139 communities in Kansas. The company also supplies electric energy to 27 communities and 1 rural electric cooperative, and has contracts for the sale, purchase or exchange of electricity with other utilities at wholesale.

The company's electric sales volumes for the last five years were as follows:

                      1997        1996        1995        1994        1993
                                       (Thousands of MWH)
   Residential        2,490       2,503       2,385       2,384       2,386
   Commercial         2,211       2,186       2,095       2,068       1,991
   Industrial         3,518       3,501       3,542       3,371       3,323
   Wholesale and
     Interchange      2,101       2,706       1,292       1,590       2,004
   Other                 45          45          45          45          45
   Total             10,365      10,941       9,359       9,458       9,749

<page 5>
The company's electric sales for the last five years were as follows:

                     1997(1)        1996        1995        1994        1993
                                      (Dollars in Thousands)
    Residential      $214,719    $226,456    $221,628    $220,067    $219,069
    Commercial        162,913     176,963     171,654     167,499     162,858
    Industrial        165,614     175,420     182,930     181,119     179,256
    Wholesale and
      Interchange      53,343      57,242      31,143      38,750      45,843
    Other              17,856      18,489      16,813      12,458       9,981
    Total            $614,445    $654,570    $624,168    $619,893    $617,007

    (1) Electric sales decreased primarily due to electric rate decrease implemented on February 1, 1997.

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

    The company's 1997 peak system net load occurred on July 24, 1997 and amounted to 1,868 MW. The company's net generating capacity together with power available from firm interchange and purchase contracts, provided a capacity margin of approximately 19% above system peak responsibility at the time of the peak.

    The company and twelve companies in Kansas and western Missouri have agreed to provide capacity (including margin), emergency and economy services for each other. This arrangement is called the MOKAN Power Pool. The pool participants also coordinate the planning of electric generating and transmission facilities.

    The company is one of 54 members of the Southwest Power Pool (SPP). SPP's responsibility is to maintain system reliability on a regional basis. The region encompasses areas within the eight states of Kansas, Missouri, Oklahoma, New Mexico, Texas, Louisiana, Arkansas, and Mississippi.

    In 1994, the company joined the Western Systems Power Pool (WSPP). Under this arrangement, over 172 electric utilities and marketers throughout the western United States have agreed to market energy and to provide transmission services. WSPP's intent is to increase the efficiency of the interconnected power systems operations over and above existing operations. Services available include short-term and long-term economy energy transactions, unit commitment service, firm capacity and energy sales, energy exchanges, and transmission service by intermediate systems.

    During 1994, the company entered into an agreement with Midwest Energy, Inc. (MWE), whereby the company will provide MWE with peaking capacity of 61 MW through the year 2008. The company also entered into an agreement with Empire District Electric Company (Empire), whereby the company will provide Empire with peaking and base load capacity (20 MW in 1994 increasing to 80 MW in 2000) through the year 2000.
<page 6>
Future Capacity

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

Fuel Mix

    The company's coal-fired units comprise 1,115 MW of the total 2,530 MW of generating capacity and the company's nuclear unit provides 547 MW of capacity. Of the remaining 868 MW of generating capacity, units that can burn either natural gas or oil account for 865 MW, and the remaining unit which burns only diesel fuel accounts for 3 MW (See Item 2. Properties).

    During 1997, low sulfur coal was used to produce 56% of the company's electricity. Nuclear produced 35% and the remainder was produced from natural gas, oil, or diesel fuel. During 1998, based on the company's estimate of the availability of fuel, coal will to be used to produce approximately 56% of the company's electricity and nuclear will be used to produce 36%.

    The company's fuel mix fluctuates with the operation of nuclear powered Wolf Creek which has an 18-month refueling and maintenance schedule. The 18-month schedule permits uninterrupted operation every third calendar year.
Wolf Creek was taken off-line on October 4, 1997 for its ninth refueling and maintenance outage. The outage lasted approximately 58 days during which time electric demand was met primarily by the company's coal-fired generating units.

Nuclear

The owners of Wolf Creek have on hand or under contract 100% of their uranium needs for 1998 and 59% of the uranium required to operate Wolf Creek through September 2003. The balance is expected to be obtained through spot market and contract purchases. The company has three active contracts with the following companies for uranium: Cameco Corporation, Geomex Minerals, Inc., and Power Resources, Inc.

    A contractual arrangement is in place with Cameco Corporation for the conversion of uranium to uranium hexafluoride sufficient for the operation of Wolf Creek through the year 2001.

    The company has two active contracts for uranium enrichment performed by Urenco and USEC. Contracted arrangements cover 80% of Wolf Creek's uranium enrichment requirements for operation of Wolf Creek through March 2005. The balance is expected to be obtained through spot market and term contract purchases.

    The company has entered into all of its uranium, uranium hexaflouride and uranium enrichment arrangements during the ordinary course of business and is not substantially dependent upon these agreements. The company believes there are other suppliers available at reasonable prices to replace, if necessary, these contracts. In the event that the company were required to replace these contracts, it would not anticipate a substantial disruption of its business.
<page 7>
    Nuclear fuel is amortized to cost of sales based on the quantity of heat produced for the generation of electricity. Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. The company pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold for future disposal of spent nuclear fuel. These disposal costs are charged to cost of sales and currently recovered through rates.

    In 1996, a U.S. Court of Appeals issued a decision that the Nuclear Waste Act unconditionally obligated the DOE to begin accepting spent fuel for disposal in 1998. In late 1997, the same court issued another decision precluding the DOE from concluding that its delay in accepting spent fuel is "unavoidable" under its contracts with utilities due to lack of a repository or interim storage authority. By the end of 1997, the company and other utilities had petitioned the DOE for authority to suspend payments of their quarterly fees until such time as the DOE begins accepting spent fuel. In January 1998, the DOE denied the petition of the utilities. The company is considering its response to the DOE's action.

    A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel on a priority basis; the owners of the oldest spent fuel will be given the highest priority. As a result, disposal services for Wolf Creek may not be available prior to 2016. Wolf Creek has on-site temporary storage for spent nuclear fuel. Under current regulatory guidelines, this facility can provide storage space until about 2005. Wolf Creek has started plans to increase its on-site spent fuel storage capacity. That project, expected to be completed by 2000, should provide storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

    The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. The present estimate of the cost for such a facility is about $154 million. WCNOC and the owners of the other five nuclear units in the compact have provided most of the pre-construction financing for this project.

    There is uncertainty as to whether this project will be completed. Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility.

    Additional information with respect to insurance coverage applicable to the operations of the company's nuclear generating facility is set forth in
Note 2 of the Notes to Consolidated Financial Statements.

Coal

    The three coal-fired units at Jeffrey Energy Center (JEC) have an aggregate capacity of 438 MW (KGE's 20% share) (See Item 2. Properties).
<page 8>
Western Resources, the operator of JEC, and KGE have a long-term coal supply contract with Amax Coal West, Inc. (AMAX), a subsidiary of Cyprus Amax Coal Company, to supply low sulfur coal to JEC from AMAX's Eagle Butte Mine or an alternate mine source of AMAX's Belle Ayr Mine, both located in the Powder River Basin in Campbell County, Wyoming. The contract expires December 31, 2020. The contract contains a schedule of minimum annual delivery quantities based on MMBtu provisions. The coal to be supplied is surface mined and has an average Btu content of approximately 8,300 Btu per pound and an average sulfur content of .43 lbs/MMBtu (See Environmental Matters). The average delivered cost of coal for JEC was approximately $1.13 per MMBtu or $18.92 per ton during 1997.

    Coal is transported by Western Resources from Wyoming under a long-term rail transportation contract with Burlington Northern Santa Fe and Union Pacific railroads to JEC through December 31, 2013. Rates are based on net load carrying capabilities of each rail car. Western Resources provides 868 aluminum rail cars, under a 20 year lease, to transport coal to JEC.

    The two coal-fired units at La Cygne Station have an aggregate generating capacity of 677 MW (KGE's 50% share) (See Item 2. Properties). The operator, Kansas City Power & Light Company (KCPL), maintains coal contracts as discussed in the following paragraphs.

    La Cygne 1 uses low sulfur Powder River Basin coal which is supplied under a variety of spot market transactions, discussed below. High Btu
Kansas/Missouri coal is blended with the Powder River Basin coal and is secured from time to time under spot market arrangements. La Cygne 1 uses a blended fuel mix containing approximately 85% Powder River Basin coal.

    La Cygne 2 and additional La Cygne 1 Powder River Basin coal is supplied through several contracts, expiring at various times through 1999. This low sulfur coal had an average Btu content of approximately 8,500 Btu per pound and a maximum sulfur content of .50 lbs/MMBtu (See Environmental Matters). Transportation is covered by KCPL through its Omnibus Rail Transportation Agreement with Burlington Northern Santa Fe Railroad and Kansas City Southern Railroad through December 31, 2000.

    During 1997, the average delivered cost of all local and Powder River Basin coal procured for La Cygne 1 was approximately $0.70 per MMBtu or $12.31 per ton and the average delivered cost of Powder River Basin coal for La Cygne 2 was approximately $0.67 per MMBtu or $11.32 per ton.

    The company has entered into all of its coal contracts during the ordinary course of business and is not substantially dependent upon these contracts. The company believes there are other suppliers for and plentiful sources of coal available at reasonable prices to replace, if necessary, fuel to be supplied pursuant to these contracts. In the event that the company were required to replace its coal agreements, it would not anticipate a substantial disruption of the company's business.

    The company has entered into all of its transportation contracts during the ordinary course of business. At the time of entering into these contracts, the company was not substantially dependent upon these contracts due to the availability of competitive rail options. Due to recent rail consolidation, there are now only two rail carriers capable of serving the company's origin coal mines and its generating stations. In the event one of these carriers became unable to provide reliable service, the company could
<page 9>
experience a short-term disruption of its business. However, due to the obligation of the remaining carriers to provide service under the Interstate Commerce Act, the company does not anticipate any substantial long-term disruption of its business.

Natural Gas

    The company uses natural gas as a primary fuel in its Gordon Evans and Murray Gill Energy Centers. Natural gas for these generating stations is supplied by readily available gas from the spot market. Short-term economical spot market purchases will supply the system with the flexible natural gas supply to meet operational needs.

Oil

    The company uses oil as an alternate fuel when economical or when interruptions to natural gas make it necessary. Oil is also used as a supplemental fuel at JEC and La Cygne generating stations. All oil burned by the company during the past several years has been obtained by spot market purchases. At December 31, 1997, the company had approximately one million gallons of No. 2 oil and eleven million gallons of No. 6 oil which is believed to be sufficient to meet emergency requirements and protect against lack of availability of natural gas and/or the loss of a large generating unit.

Other Fuel Matters

    The company's contracts to supply fuel for its coal and natural gas-fired generating units, with the exception of JEC, do not provide full fuel requirements at the various stations. Supplemental fuel is procured on the spot market to provide operational flexibility and, when the price is favorable, to take advantage of economic opportunities.

    Set forth in the table below is information relating to the weighted average cost of fuel used by the company.
                                  1997     1996     1995     1994     1993
    Per Million Btu:
          Nuclear                $0.51    $0.50    $0.40    $0.36    $0.35
          Coal                    0.89     0.88     0.91     0.90     0.96
          Gas                     2.56     2.30     1.68     1.98     2.37
          Oil                     3.32     2.74     4.00     3.90     3.15

    Cents per KWH Generation      1.00     0.93     0.82     0.89     0.93

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

    The Federal sulfur dioxide standards applicable to the company's JEC and La Cygne 2 units, prohibit the emission of more than 1.2 pounds of sulfur dioxide per million Btu of heat input. Federal particulate matter emission standards applicable to these units prohibit: (1) the emission of more than
0.1 pounds of particulate matter per million Btu of heat input and (2) an opacity greater than 20%. Federal NOx emission standards applicable to these units prohibit the emission of more than 0.7 pounds of NOx per million Btu of heat input.
<page 10>
    The JEC and La Cygne 2 units have met: (1) the sulfur dioxide standards through the use of low sulfur coal (See Coal); (2) the particulate matter standards through the use of electrostatic precipitators; and (3) the NOx standards through boiler design and operating procedures. The JEC units are also equipped with flue gas scrubbers providing additional sulfur dioxide and particulate matter emission reduction capability when needed to meet permit limits.

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

    The company must comply with the provisions of The Clean Air Act Amendments of 1990 that require a two-phase reduction in certain emissions. The company has installed continuous monitoring and reporting equipment to meet the acid rain requirements. The company does not expect material capital expenditures to be required to meet Phase II sulfur dioxide and nitrogen oxide requirements.

    All of the company's generating facilities are in substantial compliance with the Best Practicable Technology and Best Available Technology regulations issued by the EPA pursuant to the Clean Water Act of 1977. Most EPA regulations are administered in Kansas by the KDHE.

    Additional information with respect to Environmental Matters is discussed in Note 2 of the "Notes to Financial Statements".


FINANCING

    The company's ability to issue additional debt is restricted under limitations imposed by the Mortgage and Deed of Trust of the company.

    The company's mortgage prohibits additional first mortgage bonds from being issued (except in connection with certain refundings) unless the company's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than two and one-half times the annual interest charges on, or 10% of the principal amount of, all first mortgage bonds outstanding after giving effect to the proposed issuance.
Based on the company's results for the 12 months ended December 31, 1997, approximately $935 million principal amount of additional first mortgage bonds could be issued (7.25% interest rate assumed).

    KGE bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1997, the company had approximately $1.4 billion of net bondable property additions not subject to an unfunded prior lien entitling the company to issue up to $961 million principal amount of additional bonds. As of December 31, 1997, $17 million in additional bonds could be issued on the basis of retired bonds.

    In connection with the combination of the electric utility operations of Western Resources, KCPL and the company, Westar Energy will assume $1.9
<page 11>
billion of indebtedness for borrowed money of Western Resources and the company comprised primarily of the companies' outstanding long-term debt. Pursuant to the amended and restated agreement and plan of merger, the company's mortgage, by operation of law, will be assumed by Westar Energy. See, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of "Notes to Financial Statements".

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

    Additional information with respect to Regulation and Rates is discussed in Notes 1 and 3 of the "Notes to Financial Statements" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".



EXECUTIVE OFFICERS OF THE COMPANY
                                                   Other Offices or Positions
    Name             Age     Present Office        Held During Past Five Years

William B. Moore     45   Chairman of the Board    Vice President, Finance -
                           and President (since     Western Resources, Inc.
                           June 1995)

Richard D. Terrill   43   Secretary, Treasurer
                            and General Counsel

Executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the officers, nor any arrangements or understandings between any officer and other persons pursuant to which he was appointed as an officer.
<page 12>
ITEM 2.  PROPERTIES

    The company owns or leases and operates an electric generation, transmission, and distribution system in Kansas.


ELECTRIC FACILITIES
                                Unit       Year     Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (1)

Gordon Evans Energy Center:
     Steam Turbines               1        1961     Gas--Oil         152
                                  2        1967     Gas--Oil         382

Jeffrey Energy Center (20%) (2):
     Steam Turbines               1        1978       Coal           147
                                  2        1980       Coal           147
                                  3        1983       Coal           144

La Cygne Station (50%) (2):
     Steam Turbines               1        1973       Coal           343
                                  2        1977       Coal           334

Murray Gill Energy Center:
     Steam Turbines               1        1952     Gas--Oil          44
                                  2        1954     Gas--Oil          74
                                  3        1956     Gas--Oil         107
                                  4        1959     Gas--Oil         106

Neosho Energy Center:
     Steam Turbine                3        1954     Gas--Oil           0  (3)

Wichita Plant:
     Diesel Generator             5        1969      Diesel            3

Wolf Creek
Generating Station (47%)(2):
     Nuclear                      1        1985     Uranium          547

     Total                                                         2,530


(1) Based on MOKAN rating.

(2) The company jointly owns Jeffrey Energy Center (20%), La Cygne Station (50%) and Wolf Creek Generating Station (47%). Western Resources jointly owns
    64% of Jeffrey Energy Center. KCPL jointly owns 50% of La Cygne Station and 47% of Wolf Creek Generating Station.

(3) This unit has been "mothballed" for future use.

<page 13>
ITEM 3.  LEGAL PROCEEDINGS

    Information on legal proceedings involving the company is set forth in Notes 2, 3, and 8 of Notes to Financial Statements included herein. See also Item 1. Business, Environmental Matters, and Regulation and Rates.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Information required by Item 4 is omitted pursuant to General Instruction J(2)(c) to Form 10-K.


                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The company's common stock is owned by Western Resources and is not traded on an established public trading market. See Note 14 of "Notes to Financial Statements" for information concerning the effect on the ownership of the company's common stock caused by the pending transaction with KCPL.


ITEM 6.  SELECTED FINANCIAL DATA

                                     1997        1996        1995        1994        1993
                                                    (Dollars in Thousands)

Income Statement Data:

Sales. . . . . . . . . . . . . .   $  614,445  $  654,570  $  624,168  $  619,893  $  617,007
Income from operations . . . . .      124,008     186,961     209,739     211,248     196,365
Net income . . . . . . . . . . .       52,128      96,274     110,873     104,526     108,103


Balance Sheet Data:

Total assets . . . . . . . . . .    3,117,108   3,318,887   3,203,414   3,237,684   3,187,479
Long-term debt . . . . . . . . .      684,128     684,068     684,082     699,992     653,543


Interest coverage ratio (before
  income taxes, including
  AFUDC) . . . . . . . . . . . .         2.38        3.28        4.11        4.02        3.58

<page 14>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

    In Management's Discussion and Analysis we explain the general financial condition and the operating results for the company. We explain:

      -  What factors impact our business
      -  What our earnings and costs were in 1997 and 1996
      -  Why these earnings and costs differed from year to year
      -  How our earnings and costs affect our overall financial condition
      -  What our capital expenditures were for 1997
      - What we expect our capital expenditures to be for the years 1998 through 2000
      -  How we plan to pay for these future capital expenditures
      - Any other items that particularly affect our financial condition or earnings

    As you read Management's Discussion and Analysis, please refer to our Statements of Income on page 26. These statements show our operating results for 1997, 1996 and 1995. In Management's Discussion and Analysis, we analyze and explain the significant annual changes of specific line items in the Statements of Income.

    FORWARD-LOOKING STATEMENTS: Certain matters discussed here and elsewhere in this Annual Report are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions liquidity and capital resources, interest and dividend rates, environmental matters, changing weather, nuclear operations and accounting matters. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing state and federal activities; future economic conditions; legislative developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.


1997 HIGHLIGHTS

WESTERN RESOURCES MERGER AGREEMENT WITH KANSAS CITY POWER & LIGHT COMPANY: On February 7, 1997, the Western Resources signed a merger agreement with KCPL by which KCPL would be merged with and into Western Resources in exchange for Western Resources common stock. In December 1997, representatives of the Western Resources' financial advisor indicated that they believed it was unlikely that they would be in a position to issue a fairness opinion required for the merger on the basis of the previously announced terms.

    On March 18, 1998, Western Resources and KCPL announced a restructuring of their February 7, 1997, merger agreement which will result in the formation of
<page 15>
Westar Energy, a new electric company. Under the terms of the merger agreement, the electric utility operations of Western Resources will be transferred to the company, and KCPL and the company will be merged into NKC, Inc., a subsidiary of Western Resources. NKC, Inc. will be renamed Westar Energy. In addition, under the merger agreement, KCPL shareowners will receive $23.50 of Western Resources common stock per KCPL share, subject to a collar mechanism, and one share of Westar Energy common stock per KCPL share. Upon consummation of the combination, Western Resources will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL, and the company.

    Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and the company, and $800 million of debt of KCPL. Long-term debt of Western Resources and the company was $2.1 billion at December 31, 1997. Under the terms of the merger agreement, it is intended that the company will be released from its obligations with respect to the company's debt to be assumed by Westar Energy. For additional information concerning the company's long-term debt and obligations under the La Cygne sale leaseback arrangements which will become obligations of Westar Energy, see Note 5 and Note 6 of "Notes to Financial Statements".

    Consummation of the merger is subject to customary conditions including obtaining the approval of Western Resources' and KCPL's shareowners and various regulatory agencies. Western Resources estimates the transaction to close by mid-1999, subject to receipt of all necessary approvals.

    KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. We, KCPL and KGE have joint interests in certain electric generating assets, including Wolf Creek. Following the closing of the combination Westar Energy is expected to have approximately one million electric utility customers in Kansas and Missouri, approximately $8.2 billion in assets and the ability to generate more than 8,000 megawatts of electricity. For additional information, see "Financing in Item 1. Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of "Notes to Financial Statements".

ELECTRIC RATE DECREASE: On May 23, 1996, we reduced our electric rates by $8.7 million annually on an interim basis. On October 22, 1996, the KCC Staff, the City of Wichita, the Citizens Utility Ratepayer Board and we filed an agreement asking the KCC to reduce our retail electric rates. The KCC approved this agreement on January 15, 1997. Per the agreement:

      - We made permanent the May 1996 interim $8.7 million decrease in our annual rates on February 1, 1997
      - We reduced our annual rates by $36 million on February 1, 1997
      - We rebated $2.3 million to our customers in January 1998
      - We will reduce our annual rates by an additional $10 million on June 1, 1998
      - We will rebate an additional $2.3 million to our customers in January 1999
      - We will reduce our annual rates by an additional $10 million on June 1, 1999
<page 16>
    All rate decreases are cumulative. Rebates are one-time events and do not influence future rates. See "Financial Condition" below and Note 3.


FINANCIAL CONDITION

1997 compared to 1996: Net income of $52.1 million for 1997 decreased substantially from $96.3 million for 1996. The decrease in net income is primarily attributable to the implementation of a $36 million rate reduction on February 1, 1997, and an $8.7 million interim rate reduction which became permanent on January 15, 1997.

1996 compared to 1995: Net income for 1996 decreased to $96.3 million or $14.6 million from $110.9 million for 1995. The amortization of the acquisition adjustment as a result of the Merger and a $8.7 million interim rate reduction implemented on May 23, 1996, were primary reasons for the decline in net income. Abnormally cool summer weather during the third quarter of 1996 also adversely affected earnings.


OPERATING RESULTS

    In our "1997 Highlights", we discussed factors that most significantly changed our operating results for 1997 compared to 1996.

    The following explains significant changes from prior year results in sales, cost of sales, operating expenses, other income (expense), interest expense and income taxes.

    SALES: Sales are based on sales volumes and rates authorized by the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC). Rates charged for the sale and delivery of electricity are designed to recover the cost of service and allow investors a fair rate of return. Our sales vary with levels of sales volume. Changing weather affects the amount of energy our customers use. Very hot summers and very cold winters prompt more demand, especially among our residential customers. Mild weather reduces demand.

    Many things will affect our future sales.  They include:

      -  The weather
      -  Our electric rates
      -  Competitive forces
      -  Customer conservation efforts
      -  Wholesale demand
      -  The overall economy of our service area

    1997 compared to 1996: Sales decreased $40.1 million or six percent because of lower electric rates which were implemented on February 1, 1997. Reduced electric rates lowered 1997 sales by an estimated $36.8 million compared to 1996. The rate decreases we have agreed to make will impact future sales. Sales volumes to our retail customers remained virtually unchanged for 1997.

    1996 compared to 1995: Sales increased five percent primarily due to higher wholesale and interchange sales volume as a result of an increase in customers. Increased residential and commercial sales also contributed to the increase as a result of colder winter and warmer spring temperatures. Our
<page 17>
service territory experienced a 17% increase in heating degree days during the first quarter and cooling degree days more than doubled during the second quarter of 1996 compared to the same periods in 1995. Partially offsetting this increase was the $8.7 million electric rate reduction implemented on an interim basis on May 23, 1996 and made permanent on February 1, 1997.

    COST OF SALES: Items included in energy cost of sales are fuel expense and purchased power expense (electricity we purchase from others for resale).

    Electric fuel costs are included in base rates. Therefore, if we wished to recover an increase in fuel costs, we would have to file a request for recovery in a rate filing with the KCC which could be denied in whole or in part. Any increase in fuel costs from the projected average which the company did not recover through rates would reduce our earnings. The degree of any such impact would be affected by a variety of factors, however, and thus cannot be predicted.

    1997 compared to 1996: Actual cost of fuel to generate electricity (coal, nuclear fuel, natural gas or oil) and the amount of power purchased from other utilities were $6.3 million higher in 1997 than in 1996. Our Wolf Creek nuclear generating station was off-line in the fourth quarter of 1997 for scheduled maintenance and our La Cygne coal generation station was off-line during 1997 for an extended maintenance outage. As a result, we purchased more power from other utilities and burned more natural gas to generate electricity at our facilities. Natural gas is more costly to burn than coal and nuclear fuel for generating electricity.

    1996 compared to 1995: Cost of sales for 1996 was $18.7 million or 18% higher than 1995. We purchased more power from other utilities because our Wolf Creek nuclear generating station was off-line in the first quarter of 1996 for a planned refueling outage. Higher net generation due to increased interchange sales also contributed to the higher fuel and purchased power expenses.

    OPERATING EXPENSES

    Operating and Maintenance Expense: Operating and maintenance expense increased $4.0 million in 1997 compared to 1996. An extended maintenance outage at our La Cygne generating station accounted for most of this increase. Operating and maintenance expense for 1996 of $176 million increased $23.8 million over 1995. This increase is attributable to an increase in KGE's portion of costs shared between Western Resources and KGE which are associated with the dispatching of electric power.

    Depreciation and Amortization Expense: Depreciation and amortization expense increased $9.6 million in 1997 from 1996 due to the additional amortization of $8.8 million we recorded relating to phase-in revenues. A full year of amortization of the acquisition adjustment relating to the Merger increased our depreciation and amortization expense for 1996 compared to 1995 by approximately $14 million.

    Selling, General and Administrative Expense: Selling, general and administrative expense has increased $2.9 million from 1996 to 1997. Most of this increase is attributable to higher employee benefit costs.

    OTHER INCOME (EXPENSE): Other income (expense) includes miscellaneous income and expenses not directly related to our operations. Other income
<page 18>
(expense) for 1997 declined $7.7 million from 1996. The decrease is primarily due to income and expenses relating to our corporate-owned life insurance policies. Other income (expense) decreased in 1996 from 1995 as a result of a gain on the sale of utility plant which we recognized in the first quarter of 1995.

    INTEREST EXPENSE: Interest expense includes the interest we paid on outstanding debt. We recognized a $7.4 million decrease in short-term debt interest in 1997 compared to 1996. During 1997 we held a smaller average short-term debt balance than in 1996. Proceeds from the repayment of advances to parent company were used to repay current outstanding short-term debt.
The proceeds we received are reflected in the decrease in current assets, advances to parent company (net) on the Balance Sheets. From 1996 to 1995, interest recorded on short-term debt increased $6.6 million due to the higher short-term debt balances we held during 1996.

    INCOME TAXES: Income taxes decreased $18.9 million in 1997 and $15.5 million in 1996. These substantial decreases are primarily due to the decreases we have recognized in net income for the last two years.


LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW: The company's liquidity is a function of its ongoing construction and maintenance program designed to improve facilities which provide electric service and meet future customer service requirements. Our ability to provide the cash or debt to fund our capital expenditures depends upon many things, including available resources, our financial condition and current market conditions.

    Other than operations, our primary source of short-term cash is from short-term bank loans and unsecured lines of credit. At December 31, 1997, we had approximately $45 million of short-term debt outstanding. An additional $100 million of short-term debt was available from committed credit arrangements.

    Other funds are available to us from the sale of securities we register for sale with the Securities and Exchange Commission (SEC). As of December 31, 1997, $50 million of KGE first mortgage bonds were registered.

    The embedded cost of long-term debt was 7.3% at December 31, 1997 and 1996.

    The company's capital structure at December 31, 1997 and 1996, was 62% and 63% common stock equity and 38% and 37% long-term debt, respectively.

    SECURITY RATINGS: Standard & Poor's Ratings Group (S&P), Fitch Investors Service (Fitch) and Moody's Investors Service (Moody's) are independent credit-rating agencies. These agencies rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest, dividends and principal on these securities. These ratings affect how much we will have to pay as interest or dividends on securities we sell to obtain additional capital. The better the rating, the less we will have to pay on debt securities we sell.
<page 19>
    At December 31, 1997, ratings with these agencies were as follows:

                              Mortgage
                                Bond
         Rating Agency         Rating
         S&P                    BBB+
         Fitch                    A-
         Moody's                  A3

    Following the announcement of Western Resources restructed merger agreement with KCPL, S&P placed its ratings of Western Resources and the company on CreditWatch with positive implications.

    FUTURE CASH REQUIREMENTS: We believe that internally generated funds and new and existing credit agreements will be sufficient to meet our operating and capital expenditure requirements and debt service payments through the year 2000. Uncertainties affecting our ability to meet these requirements with internally generated funds include the effect of competition and inflation on operating expenses, sales volume, regulatory actions, compliance with future environmental regulations, the availability of generating units and weather. The amount of these requirements and our ability to fund them will also be significantly impacted by the pending combination of Western Resources electric utility operations, KCPL and the company.

    We believe that we will meet the needs of our electric utility customers without adding any major generation facilities in the next five years.

    During 1997, construction expenditures for the company's electric system were approximately $69 million and nuclear fuel expenditures were approximately $19 million. The construction program is focused on providing service to new customers and improving present electric facilities.

    Capital expenditures for 1998 through 2000 are anticipated to be as follows:

                                    Electric       Nuclear Fuel
                                     (Dollars in Thousands)
            1998. . . . . . . . . .  $55,456         $22,711
            1999. . . . . . . . . .   54,519           4,040
            2000. . . . . . . . . .   53,429          22,803

    These expenditures are estimates prepared for planning purposes and may be revised and do not take into account the pending combination of Western Resources electric utility operations, KCPL and the company.

    ACQUISITION ADJUSTMENT IMPLEMENTATION: In accordance with the 1992 KCC merger order relating to the acquisition of Kansas Gas and Electric Company by Western Resources, amortization of the acquisition adjustment commenced August 1995. The amortization will amount to approximately $20 million (pre-tax) per year for 40 years. We and Western Resources (combined companies) are recovering the amortization of the acquisition adjustment through cost savings under a sharing mechanism approved by the KCC.

    Based on the order issued by the KCC, with regard to the recovery of the acquisition premium, the combined companies must achieve a level of savings on an annual basis (considering sharing provisions) of approximately $27 million in order to recover the entire acquisition premium.
<page 20>
    On January 15, 1997, the KCC fixed the annual merger savings level at $40 million which provides complete recovery of the acquisition premium amortization expense and a return on the acquisition premium. See Note 3 for further information relating to rate matters and regulation.

    As Western Resources' management presently expects to continue this level of savings, the amount is expected to be sufficient to allow for the full recovery of the acquisition premium.


OTHER INFORMATION

    COMPETITION AND ENHANCED BUSINESS OPPORTUNITIES: The United States electric utility industry is evolving from a regulated monopolistic market to a competitive marketplace. The 1992 Energy Policy Act began deregulating the electricity industry. The Energy Policy Act permitted the FERC to order electric utilities to allow third parties the use of their transmission systems to sell electric power to wholesale customers. A wholesale sale is defined as a utility selling electricity to a "middleman", usually a city or its utility company, to resell to the ultimate retail customer. As part of the 1992 merger, we agreed to open access of our transmission system for wholesale transactions. FERC also requires us to provide transmission services to others under terms comparable to those we provide to ourselves. During 1997, wholesale electric revenues represented approximately 9% of total electric revenues.

    Various states have taken steps to allow retail customers to purchase electric power from providers other than their local utility company. The Kansas Legislature has created a Retail Wheeling Task Force (the Task Force) to study the effects of a deregulated and competitive market for electric services. Legislators, regulators, consumer advocates and representatives from the electric industry make up the Task Force. The Task Force submitted a bill to the Kansas Legislature without recommendation. This bill seeks competitive retail electric service on July 1, 2001. The bill was introduced to the Kansas Legislature in the opening days of the 1998 legislative session, but is not expected to come to a vote this year. The Task Force also is evaluating how to recover certain investments in generation and related facilities which were approved and incurred under the existing regulatory model. Some of these investments may not be recoverable in a competitive marketplace. We have opposed the Task Force's bill for this reason. These unrecovered investments are commonly called "stranded costs." See "Stranded Costs" below for further discussion. Until a bill is passed by the Kansas Legislature, we cannot predict its impact on our company, but the impact could be material.

    Increased competition for retail electricity sales may reduce future electric utility earnings compared to our historical electric utility earnings. After all electric rate decreases are implemented, our rates will be at 91% of the national average for retail customers. Because of these reduced rates, we expect to retain a substantial part of our current sales volume in a competitive environment. Finally, we believe the deregulated energy market may prove beneficial to us.

    While operating in this competitive environment may place pressure on our profit margins and credit ratings, we expect it to create opportunities. Wholesale and industrial customers may pursue cogeneration, self-generation,
<page 21>
retail wheeling, municipalization or relocation to other service territories in an attempt to cut their energy costs. Credit rating agencies are applying more stringent guidelines when rating utility companies due to increasing competition.

    We offer competitive electric rates for industrial improvement projects and economic development projects in an effort to maintain and increase electric load.

    STRANDED COSTS: The definition of stranded costs for a utility business is the investment in and carrying costs on property, plant and equipment and other regulatory assets which exceed the amount that can be recovered in a competitive market. We currently apply accounting standards that recognize the economic effects of rate regulation and record regulatory assets and liabilities related to our generation, transmission and distribution operations. If we determine that we no longer meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), we may have a material extraordinary non-cash charge to operations. Reasons for discontinuing SFAS 71 accounting treatment include increasing competition that restricts our ability to charge prices needed to recover costs already incurred and a significant change by regulators from a cost-based rate regulation to another form of rate regulation. We periodically review SFAS 71 criteria and believe our net regulatory assets, including those related to generation, are probable of future recovery. If we discontinue SFAS 71 accounting treatment based upon competition or other events, we may significantly impact the value of our net regulatory assets and our utility plant investments, particularly the Wolf Creek facility. See "Competition and Enhanced Business Opportunities" above for initiatives taken to restructure the electric industry in Kansas.

    Regulatory changes, including competition, could adversely impact our ability to recover our investment in these assets. As of December 31, 1997, we have recorded regulatory assets which are currently subject to recovery in future rates of approximately $279 million. Of this amount, $188 million is a receivable for income tax benefits previously passed on to customers. The remainder of the regulatory assets are items that may give rise to stranded costs that include coal contract settlement costs, deferred plant costs and debt issuance costs.

    In a competitive environment, we may not be able to fully recover our entire investment in Wolf Creek. We presently own 47% of Wolf Creek. We may also have stranded costs from an inability to recover our environmental remediation costs and long-term fuel contract costs in a competitive environment. If we determine that we have stranded costs and we cannot recover our investment in these assets, our future net income will be lower than our historical net income has been unless we compensate for the loss of such income with other measures.

    YEAR 2000 ISSUE: The company is currently addressing the effect of the Year 2000 Issue on our reporting systems and operations. We face the Year 2000 Issue because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". On January 1, 2000, some computer programs may incorrectly recognize the date as January 1, 1900. Some computer systems may incorrectly process critical financial and operational information, or stop processing altogether because of the date abbreviation. Calculations using the year 2000 will affect computer applications before January 1, 2000.
<page 22>
    We plan to have our Year 2000 readiness efforts substantially completed by the end of 1998. We expect no significant operational impact on our ability to serve our customers, pay suppliers, or operate other areas of our business.

    Western Resources currently estimates that the total cost to update all of its and our systems for Year 2000 compliance will be approximately $7 million. In 1997, Western Resources expensed approximately $3 million of these costs. Western Resources has allocated a portion of these costs to our company.

    There can be no assurance however, that our suppliers will not be affected by the Year 2000 issue which could affect our operations.

    DECOMMISSIONING: Decommissioning is a nuclear industry term for the permanent shut-down of a nuclear power plant when the plant's license expires. The Nuclear Regulatory Commission (NRC) will terminate a plant's license and release the property for unrestricted use when a company has reduced the residual radioactivity of a nuclear plant to a level mandated by the NRC. The NRC requires companies with nuclear power plants to prepare formal financial plans. These plans ensure that funds required for decommissioning will be accumulated during the estimated remaining life of the related nuclear power plant.

    The SEC staff has questioned the way electric utilities recognize, measure and classify decommissioning costs for nuclear electric generating stations in their financial statements. In response to the SEC's questions, the Financial Accounting Standards Board is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current accounting practices for nuclear power plant decommissioning are changed, the following could occur:

      -  Our annual decommissioning expense could be higher than in 1997
      - The estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation)
      - The increased costs could be recorded as additional investment in the Wolf Creek plant

    We do not believe that such changes, if required, would adversely affect our operating results due to our current ability to recover decommissioning costs through rates.

    PRONOUNCEMENT ISSUED BUT NOT YET EFFECTIVE: In January 1998, the company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This statement establishes standards for public business enterprises to report information about operating segments in interim and annual financial statements. Interim disclosure requirements are not required until 1999. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Adoption of the disclosure requirements of SFAS 131 will affect our presentation.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

<page 23>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS                                                      PAGE

Report of Independent Public Accountants                                24

Financial Statements:

    Balance Sheets, December 31, 1997 and 1996                          25
    Statements of Income for the years ended
         December 31, 1997, 1996 and 1995                                  26
    Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995                                  27
    Statements of Common Shareowners' Equity for the years ended
         December 31, 1997, 1996 and 1995                                  28
    Notes to Financial Statements                                       29


SCHEDULES OMITTED

    The following schedules are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements and schedules presented:

    I, II, III, IV, and V.

<page 24>
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Kansas Gas and Electric Company:

We have audited the accompanying balance sheets of Kansas Gas and Electric Company (a wholly-owned subsidiary of Western Resources, Inc.) as of December 31, 1997 and 1996, and the related statements of income, cash flows and common shareowners' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kansas Gas and Electric Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                           ARTHUR ANDERSEN LLP
Kansas City, Missouri,
January 29, 1998
(March 24, 1998 with
 respect to Note 14 of the
 Notes to Financial Statements.)
<page 25>

                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)

                                                                        December 31,
                                                                   1997              1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .     $       43        $       44
  Accounts receivable, net. . . . . . . . . . . . . . . . .         66,654            75,671
  Advances to parent company (net). . . . . . . . . . . . .         72,558           250,733
  Inventories and supplies, at average cost . . . . . . . .         41,019            43,646
  Prepaid expenses and other. . . . . . . . . . . . . . . .         17,165            16,991
    Total Current Assets. . . . . . . . . . . . . . . . . .        197,439           387,085

PROPERTY, PLANT AND EQUIPMENT (net) . . . . . . . . . . . .      2,565,175         2,584,632

OTHER ASSETS:
  Regulatory assets . . . . . . . . . . . . . . . . . . . .        278,568           286,908
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         75,926            60,262
    Total Other Assets. . . . . . . . . . . . . . . . . . .        354,494           347,170

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     $3,117,108        $3,318,887


LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .     $   45,000        $  222,300
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         81,986            48,819
  Accrued liabilities . . . . . . . . . . . . . . . . . . .         32,745            36,455
  Accrued income taxes. . . . . . . . . . . . . . . . . . .          4,212            11,228
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          4,032             3,846
    Total Current Liabilities . . . . . . . . . . . . . . .        167,975           322,648

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,128           684,068
  Deferred income taxes and investment tax credits. . . . .        820,838           823,233
  Deferred gain from sale-leaseback . . . . . . . . . . . .        221,779           233,060
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         87,909            73,527
    Total Long-term Liabilities . . . . . . . . . . . . . .      1,814,654         1,813,888

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY (See Statements):
  Common stock, without par value,
       authorized and issued 1,000 shares . . . . . . . . .      1,065,634         1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . .         68,845           116,717
    Total Shareowners' Equity . . . . . . . . . . . . . . .      1,134,479         1,182,351

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY . . . . . . . . .     $3,117,108        $3,318,887



The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<page 26>
                      KANSAS GAS AND ELECTRIC COMPANY
                           STATEMENTS OF INCOME
                          (Dollars in Thousands)

                                                                    Year Ended December 31,
                                                                1997          1996          1995
SALES . . . . . . . . . . . . . . . . . . . . . . . . .      $  614,445    $  654,570    $  624,168

COST OF SALES . . . . . . . . . . . . . . . . . . . . .         129,594       123,269       104,594

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .         484,851       531,301       519,574

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .         180,153       176,113       152,321
  Depreciation and amortization . . . . . . . . . . . .         123,423       113,853        97,224
  Selling, general and administrative expense . . . . .          57,267        54,374        60,290
      Total Operating Expenses. . . . . . . . . . . . .         360,843       344,340       309,835

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .         124,008       186,961       209,739

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .          (4,022)        3,633         5,184

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . .         119,986       190,594       214,923

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .          46,062        46,304        47,073
  Interest expense on short-term debt and other . . . .           4,388        11,758         5,190
      Total Interest Expense. . . . . . . . . . . . . .          50,450        58,062        52,263

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .          69,536       132,532       162,660

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .          17,408        36,258        51,787

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .      $   52,128    $   96,274    $  110,873



The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<page 27>

                      KANSAS GAS AND ELECTRIC COMPANY
                         STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                                                      Year Ended December 31,
                                                                 1997          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .   $   52,128    $   96,274    $  110,873
  Depreciation and amortization . . . . . . . . . . . . . .      123,423       113,853        97,224
  Amortization of deferred gain from sale-leaseback . . . .      (11,281)       (9,640)       (9,640)
  Changes in working capital items:
    Accounts receivable, (net). . . . . . . . . . . . . . .        9,017           819        (8,657)
    Inventories and supplies. . . . . . . . . . . . . . . .        2,627         5,333        (4,306)
    Prepaid expenses and other. . . . . . . . . . . . . . .         (174)          138          (467)
    Accounts payable. . . . . . . . . . . . . . . . . . . .       33,167        (1,964)        1,690
    Accrued liabilities . . . . . . . . . . . . . . . . . .       (3,710)       17,744       (11,591)
    Accrued income taxes. . . . . . . . . . . . . . . . . .       (7,016)        1,555         9,472
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          186           (47)         (838)
  Changes in other assets and liabilities . . . . . . . . .      (11,013)        3,641        30,525
      Net cash flows from operating activities. . . . . . .      187,354       227,706       214,285

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment, (net) . . . .       88,165        68,095        93,699
      Net cash flows used in investing activities . . . . .       88,165        68,095        93,699

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .     (177,300)      172,300          -
  Advances to parent company (net). . . . . . . . . . . . .      178,175      (215,785)       29,445
  Retirements of long-term debt . . . . . . . . . . . . . .          (65)      (16,135)          (25)
  Dividends to parent company . . . . . . . . . . . . . . .     (100,000)     (100,000)     (150,000)
     Net cash flows (used in) financing activities. . . . .      (99,190)     (159,620)     (120,580)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .           (1)           (9)            6

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . .           44            53            47
  End of period . . . . . . . . . . . . . . . . . . . . . .   $       43    $       44    $       53


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . .   $   74,418    $   78,712    $   71,808
   Income taxes . . . . . . . . . . . . . . . . . . . . . .       52,100        32,100        42,100


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<page 28>

                  KANSAS GAS AND ELECTRIC COMPANY
              STATEMENTS OF COMMON SHAREOWNERS' EQUITY
                       (Dollars in Thousands)

                                                           Common          Retained
                                                            Stock          Earnings
BALANCE DECEMBER 31, 1994, 1,000 shares. . . . . . .     $1,065,634       $  159,570

Net Income . . . . . . . . . . . . . . . . . . . . .                         110,873
Dividend to parent company . . . . . . . . . . . . .                        (150,000)


Balance December 30, 1995, 1,000 shares. . . . . . .      1,065,634          120,443

Net Income . . . . . . . . . . . . . . . . . . . . .                          96,274
Dividend to parent company . . . . . . . . . . . . .                        (100,000)


Balance December 31, 1996, 1,000 shares. . . . . . .      1,065,634          116,717

Net Income . . . . . . . . . . . . . . . . . . . . .                          52,128
Dividend to parent company . . . . . . . . . . . . .                        (100,000)


Balance December 31, 1997, 1,000 shares. . . . . . .     $1,065,634       $   68,845


The NOTES TO FINANCIAL STATEMENTS are an integral part of these statements.

<page 29>
                  KANSAS GAS AND ELECTRIC COMPANY
                   NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business:  Kansas Gas and Electric Company (the company,
KGE) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The company is engaged principally in the production, purchase, transmission, distribution, and sale of electricity. The company serves approximately 280,000 electric customers in southeastern Kansas. At December 31, 1997, the company had no employees. All employees are provided by the company's parent, Western Resources which allocates costs related to the employees of the company.

     The Company owns 47% of Wolf Creek Nuclear Operating Corporation
(WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). The company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities.

    The company prepares its financial statements in conformity with generally accepted accounting principles. The accounting and rates of the company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC). The financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the balance sheet date, and to report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The company currently applies accounting standards for its rate regulated electric business that recognize the economic effects of rate regulation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", (SFAS 71) and, accordingly, has recorded regulatory assets and liabilities when required by a regulatory order or when it is probable, based on regulatory precedent, that future rates will allow for recovery of a regulatory asset.

    Property, Plant and Equipment: Property, plant and equipment is stated at cost that includes: contracted services, direct labor and materials, indirect charges for engineering, supervision, general and administrative costs, and an allowance for funds used during construction (AFUDC). The AFUDC rate was 5.86% for 1997, 5.71% for 1996, and 6.39% for 1995. The cost of additions and replacement units of property is capitalized. Maintenance costs and replacement of minor items of property are charged to expense as incurred. When units of depreciable property are retired, they are removed from the plant accounts and the original cost plus removal charges less salvage are charged to accumulated depreciation.

    In accordance with regulatory decisions made by the KCC, the acquisition premium of approximately $801 million resulting from the KGE acquisition in 1992 is being amortized over 40 years. The acquisition premium is classified as property, plant and equipment. Accumulated amortization through December 31, 1997 totaled $47.9 million.

    Depreciation: Property, plant and equipment is depreciated on the straight-line method at rates approved by regulatory authorities. Property,
<page 30>
plant and equipment is depreciated on an average annual composite basis using group rates that approximated 2.76% during 1997, 2.81% during 1996, and 2.72% during 1995. The company periodically evaluates its depreciation rates considering the past and expected future experience in the operation of its facilities.

    Fuel Costs: The cost of nuclear fuel in process of refinement, conversion, enrichment, and fabrication is recorded as an asset at original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. The accumulated amortization of nuclear fuel in the reactor at December 31, 1997 and 1996, was $20.9 and $25.3 million, respectively.

    Regulatory Assets and Liabilities: Regulatory assets represent probable future sales associated with certain costs that will be recovered from customers through the ratemaking process. The company has recorded these regulatory assets in accordance with SFAS 71. If the company was required to terminate application of that statement for all of its regulated operations, the company would have to record the amounts of all regulatory assets and liabilities in its Consolidated Statements of Income at that time. The company's earnings would be reduced by the total below, net of applicable income taxes. Regulatory assets reflected in the consolidated financial statements at December 31, 1997 are as follows:


     December 31,                                1997          1996
                                               (Dollars in Thousands)
     Recoverable taxes. . . . . . . . . . . .  $187,801      $164,520
     Debt issuance costs. . . . . . . . . . .    43,045        45,989
     Deferred plant costs . . . . . . . . . .    30,979        31,272
     Coal contract settlement costs . . . . .    10,035        11,655
     Other regulatory assets. . . . . . . . .     6,708         7,155
     Phase-in revenues. . . . . . . . . . . .      -           26,317
        Total regulatory assets . . . . . . .  $278,568      $286,908

     Recoverable income taxes: Recoverable income taxes represent amounts due from customers for accelerated tax benefits which have been flowed through to customers and are expected to be recovered when the accelerated tax benefits reverse.

     Debt issuance costs: Debt reacquisition expenses are amortized over the remaining term of the reacquired debt or, if refinanced, the term of the new debt. Debt issuance costs are amortized over the term of the associated debt.

     Deferred plant costs: Disallowances related to the Wolf Creek nuclear generating facility.

     Coal contract settlement costs: The company deferred costs associated with the termination of certain coal purchase contracts. These costs are being amortized through the year 2002.

    The company expects to recover all of the above regulatory assets in rates. The regulatory assets noted above, with the exception of some coal contract settlement costs and debt issuance costs, other than the refinancing of the La Cygne 2 lease, are not included in rate base and, therefore, do not earn a return. Phase-in revenues were fully amortized in 1997.
<page 31>
    Cash and Cash Equivalents: The company considers highly liquid collateralized debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Income Taxes: Deferred tax assets and liabilities are recognized for temporary differences in amounts recorded for financial reporting purposes and their respective tax bases. Investment tax credits previously deferred are being amortized to income over the life of the property which gave rise to the credits.

    Sales: Sales are recognized as services are rendered and include estimated amounts for energy delivered but unbilled at the end of each year. Unbilled sales of $21.5 million and $23.5 million are recorded as a component of accounts receivable (net) on the Balance Sheets as of December 31, 1997 and 1996, respectively.

    The company's allowance for doubtful accounts receivable totaled $1.7 million and $1.9 million at December 31, 1997 and 1996, respectively.

    New Pronouncements: Effective January 1, 1997, the company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. Adoption of this statement did not have a material adverse effect upon the company's overall financial position or results of operations.

    Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The company has been associated with three former manufactured gas sites which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the three sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analyses. At December 31, 1997, the costs incurred from preliminary site investigation and risk assessment have been minimal.

    Clean Air Act: The company must comply with the provisions of The Clean Air Act Amendments of 1990 that require a two-phase reduction in certain emissions. The company has installed continuous monitoring and reporting equipment to meet the acid rain requirements. The company does not expect material capital expenditures to be required to meet Phase II sulfur dioxide and nitrogen oxide requirements.

    Decommissioning: The company accrues decommissioning costs over the expected life of the Wolf Creek generating facility. The accrual is based on estimated unrecovered decommissioning costs which consider inflation over the remaining estimated life of the generating facility and are net of expected earnings on amounts recovered from customers and deposited in an external trust fund.

    In February 1997, the KCC approved the 1996 Decommissioning Cost Study. Based on the study, the company's share of WCNOC's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately
<page 32>
$624 million during the period 2025 through 2033, or approximately $192 million in 1996 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1996 of 29 years.

    Decommissioning costs are currently being charged to operating expenses in accordance with the prior KCC orders. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts expensed approximated $3.7 million in 1997 and will increase annually to $5.6 million in 2024. These expenses are deposited in an external trust fund. The average after tax expected return on trust assets is 5.7%.

    The company's investment in the decommissioning fund, including reinvested earnings approximated $43.5 million and $33.0 million at December 31, 1997 and December 31, 1996, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability.

    The SEC staff has questioned the way electric utilities recognize, measure and classify decommissioning costs for nuclear electric generating stations in their financial statements. In response to the SEC's questions, the Financial Accounting Standards Board is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current accounting practices for nuclear power plant decommissioning are changed, the following could occur:

    -  The company's annual decommissioning expense could be higher than in
          1997
    - The estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation)
    - The increased costs could be recorded as additional investment in the Wolf Creek plant

    The company does not believe that such changes, if required, would adversely affect its operating results due to its current ability to recover decommissioning costs through rates.

    Nuclear Insurance: The company carries premature decommissioning insurance which has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission
(NRC) and to pay for on-site property damages. This decommissioning insurance will only be available if the insurance funds are not needed to implement the NRC-approved plan for stabilization and decontamination.

    The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $8.9 billion for a single nuclear incident. If this liability limitation is insufficient, the U.S. Congress will consider taking whatever action is necessary to compensate the public for valid claims. The Wolf Creek owners (owners) have purchased the maximum available private insurance of $200 million. The remaining balance is provided by an assessment plan mandated by the NRC. Under this plan, the owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, company's share) in retrospective assessments per incident, per year.
<page 33>
    The owners carry decontamination liability, premature decommissioning liability and property damage insurance for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, company's share). This insurance is provided by Nuclear Electric Insurance Limited (NEIL). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The company's share of any remaining proceeds can be used for property damage or premature decommissioning costs. Premature decommissioning coverage applies only if an accident at WCNOC exceeds $500 million in property damage and decommissioning expenses and only after trust funds have been exhausted.

    The owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves and other NEIL resources, the company may be subject to retrospective assessments under the current policies of approximately $9 million per year.

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

    Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the company has entered into various commitments to obtain nuclear fuel and coal. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 1997, WCNOC's nuclear fuel commitments (company's share) were approximately $9.9 million for uranium concentrates expiring at various times through 2001, $35.1 million for enrichment expiring at various times through 2003 and $67.4 million for fabrication through 2025.

    At December 31, 1997, the company's coal contract commitments in 1997 dollars under the remaining terms of the contracts were approximately $587.5 million. The largest coal contract expires in 2020, with the remaining coal contracts expiring at various times through 2013.

    Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment decontamination and decommissioning fund. The company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.


3.  RATE MATTERS AND REGULATION

    KCC Rate Proceedings: In January 1997, the KCC approved an agreement that reduced electric rates for the company. Significant terms of the agreement are as follows:

    - The company made permanent an interim $8.7 million rate reduction implemented in May 1996. This reduction was effective February
      1, 1997.
<page 34>
    - The company reduced annual rates by $36 million effective February
      1, 1997.
    - The company rebated $2.3 million to its customers in January 1998.
    - The company will reduce annual rates by an additional $10 million on June 1, 1998.
    - The company will rebate an additional $2.3 million to its customers in January 1999.
    - The company will reduce annual rates by an additional $10 million on June 1, 1999.

    All rate decreases are cumulative. Rebates are one-time events and do not influence future rates.


4.  SHORT-TERM BORROWINGS

    The company has arrangements with certain banks to provide unsecured short-term lines of credit on a committed basis totaling $100 million. The agreements provide the company with the ability to borrow at different market-based interest rates. The company pays commitment or facility fees in support of these lines of credit. Under the terms of the agreements, the company is required, among other restrictions, to maintain a total debt to total capitalization ratio of not greater than 65% at all times. The unused portion of these lines of credit are used to provide support for commercial paper.

    Information regarding the company's short-term borrowings, comprised of borrowings under the credit agreements and bank loans, is as follows:

Year ended December 31,                  1997        1996        1995
                                            (Dollars in Thousands)
Borrowings outstanding at year end:
  Lines of credit                      $   -       $200,000    $    -
  Bank loans                             45,000      22,300      50,000
    Total                              $ 45,000    $222,300    $ 50,000

Weighted average interest rate on
  debt outstanding at year end
  (including fees)                        6.44%       5.93%       6.03%

Weighted average short-term debt
  outstanding during the year          $ 22,945    $147,556    $ 32,296

Weighted daily average interest
  rates during the year
  (including fees)                        6.46%       5.83%       6.10%


5.  LONG-TERM DEBT

    The amount of KGE's first mortgage bonds authorized by the KGE Mortgage and Deed of Trust (Mortgage) dated April 1, 1940, as supplemented, is limited to a maximum of $2 billion. Amounts of additional bonds which may be issued are subject to property, earnings, and certain restrictive provisions of the Mortgage. Electric plant is subject to the lien of the Mortgage except for transportation equipment.
<page 35>
    Debt discount and expenses are being amortized over the remaining lives of each issue. The improvement and maintenance fund requirements for certain first mortgage bond series can be met by bonding additional property. With the retirement of certain Company pollution control series bonds, there are no longer any bond sinking fund requirements. No bonds will mature during 1998.

    Long-term debt outstanding is as follows at December 31:

                                           1997             1996
                                          (Dollars in Thousands)
First mortgage bond series:
    7.6% due 2003. . . . . . . . . .    $ 135,000        $ 135,000
    6-1/2% due 2005. . . . . . . . .       65,000           65,000
    6.20% due 2006 . . . . . . . . .      100,000          100,000
                                          300,000          300,000
Pollution control bond series:
    5.10% due 2023 . . . . . . . . .       13,757           13,822
    Variable due 2027 (1). . . . . .       21,940           21,940
    7.0% due 2031. . . . . . . . . .      327,500          327,500
    Variable due 2032 (2). . . . . .       14,500           14,500
    Variable due 2032 (3). . . . . .       10,000           10,000
                                          387,697          387,762
Less:
    Unamortized discount . . . . . .        3,569            3,694
Long-term debt (net) . . . . . . . .    $ 684,128        $ 684,068


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

    As permitted under the La Cygne 2 lease agreement, the company in 1992 requested the Trustee Lessor to refinance $341.1 million of secured facility bonds of the Trustee and owner of La Cygne 2. The transaction was requested to reduce recurring future net lease expense. In connection with the refinancing on September 29, 1992, a one-time payment of approximately $27 million was made by the company which has been deferred and is being amortized over the remaining life of the lease and included in operating expense as part of the future lease expense. At December 31, 1997, approximately $21.4 million of this deferral remained in regulatory assets on the Balance Sheet.

    Future minimum annual lease payments required under the La Cygne 2 lease agreement are approximately $34.6 million for each year through 2002 and $576.6 million over the remainder of the lease.

    The gain realized at the date of the sale of La Cygne 2 has been deferred for financial reporting purposes, and is being amortized ($9.7 million per year) over the initial lease term in proportion to the related lease expense. The company's lease expense, net of amortization of the deferred gain and refinancing costs, was approximately $27.3 million for 1997 and $22.5 million for 1996 and 1995.
<page 36>
    In addition the company has future minimum annual lease payments of approximately $970,000 for each year through 2002 and $3.9 million over the remainder of the lease.


7.  INCOME TAXES

    Income tax expense is composed of the following components at December
31:

                                       1997         1996        1995
                                          (Dollars in Thousands)
    Currently Payable:
      Federal. . . . . . . . .       $ 34,641     $ 31,135    $ 34,661
      State. . . . . . . . . .          7,982       11,948      13,275
    Deferred:
      Federal. . . . . . . . .        (18,503)        (218)      9,528
      State. . . . . . . . . .         (3,467)      (3,358)     (2,363)
    Amortization of Investment
     Tax Credits . . . . . . .         (3,245)      (3,249)     (3,314)
    Total Income Tax Expense .       $ 17,408     $ 36,258    $ 51,787


    Temporary differences gave rise to deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, respectively, as follows:
                                                    1997             1996
                                                    (Dollars in Thousands)
Deferred Tax Assets:
  Deferred gain on sale-leaseback. . . . .      $   97,634       $   99,466
  Other. . . . . . . . . . . . . . . . . .          43,330           11,496
    Total Deferred Tax Assets. . . . . . .         140,964          110,962
Deferred Tax Liabilities:
  Accelerated depreciation & other . . . .         386,382          363,647
  Acquisition premium. . . . . . . . . . .         298,582          306,662
  Deferred future income taxes . . . . . .         187,801          164,520
  Other. . . . . . . . . . . . . . . . . .          22,561           29,644
    Total Deferred Tax Liabilities . . . .         895,326          864,473

Investment tax credits . . . . . . . . . .          66,476           69,722

Accumulated Deferred Income Taxes, Net . .      $  820,838       $  823,233

    In accordance with various rate orders, the company has not yet collected through rates certain accelerated tax deductions which have been passed on to customers. As management believes it is probable that the net future increases in income taxes payable will be recovered from customers, it has recorded a deferred asset for these amounts. These assets are also a temporary difference for which deferred income tax liabilities have been provided.

<page 37>
    The effective income tax rates set forth below are computed by dividing total federal and state income taxes by the sum of such taxes and net income. The difference between the effective tax rates and the federal statutory income tax rates are as follows:

Year Ended December 31,                      1997         1996         1995
                                                  (Dollars in Thousands)
Effective Income Tax Rate                     25%          27%          32%
Effect of:
 State income taxes                           (4)          (4)          (4)
 Amortization of investment tax credits        5            2            2
 Corporate-owned life insurance policies      12            7            5
 Accelerated depreciation flow through
   and amortization, net                      (4)           2            -
 Other                                         1            1            -

Statutory Federal Income Tax Rate             35%          35%          35%


8.  LEGAL PROCEEDINGS

    The company is involved in various legal, environmental and regulatory proceedings. Management believes that adequate provision has been made and accordingly believes that the ultimate dispositions of these matters will not have a material adverse effect upon the company's overall financial position or results of operations.


9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value as set forth in Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments".

    Cash and cash equivalents, short-term borrowings and variable-rate debt are carried at cost which approximates fair value. The decommissioning trust is recorded at fair value and is based on the quoted market prices at December 31, 1997 and 1996. The fair value of fixed-rate debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities and redemption provisions.

    The recorded amount of accounts receivable and other current financial instruments approximate fair value.

    The fair value estimates presented herein are based on information available at December 31, 1997 and 1996. These fair value estimates have not been comprehensively revalued for the purpose of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. Because the company's operations are regulated, the company believes that any gains or losses related to the retirement of debt or redemption of preferred securities would not have a material effect on the company's financial position or results of operations.

<page 38>
    The carrying values and estimated fair values of the company's financial instruments are as follows:

                                   Carrying Value              Fair Value
    December 31,                   1997       1996          1997       1996
                                            (Dollars in Thousands)

    Decommissioning trust. . .   $ 43,514  $  33,041      $ 43,514   $ 33,041
    Fixed-rate debt. . . . . .    641,257    641,322       660,266    665,300


10.  PROPERTY, PLANT AND EQUIPMENT

    The following is a summary of property, plant and equipment at December
31:

                                               1997            1996
                                              (Dollars in Thousands)

      Electric plant in service             $3,545,942      $3,487,213
      Less - Accumulated depreciation        1,051,107         974,451
                                             2,494,835       2,512,762
      Construction work in progress             29,432          33,197
      Nuclear fuel (net)                        40,696          38,461
        Net Utility Plant                    2,564,963       2,584,420
      Non-utility plant in service                 212             212
        Net Plant                           $2,565,175      $2,584,632

    The carrying value of long-lived assets, including intangibles are reviewed for impairment whenever events or changes in circumstances indicate they may not be recoverable.


11.  JOINT OWNERSHIP OF UTILITY PLANTS

                             Company's Ownership at December 31, 1997

                       In-Service      Invest-   Accumulated      Net     Per-
                         Dates         ment      Depreciation     (MW)    cent
                                      (Dollars in Thousands)
La Cygne 1 (a)         Jun 1973     $  162,400     $ 109,481        343     50
Jeffrey  1 (b)         Jul 1978         69,651        30,691        147     20
Jeffrey  2 (b)         May 1980         67,899        29,859        147     20
Jeffrey  3 (b)         May 1983        100,368        39,560        144     20
Wolf Creek (c)         Sep 1985      1,380,660       399,551        547     47

(a)  Jointly owned with Kansas City Power & Light Company (KCPL) (which owns
     50%)
(b) Jointly owned with Western Resources (which owns 64%) and UtiliCorp United Inc. (which owns 16%)
(C) Jointly owned with KCPL (which owns 47%) and Kansas Electric Power Cooperative, Inc. (which owns 6%)

   Amounts and capacity represent the company's share. The company's share of operating expenses of the plants in service above, as well as such expenses for a 50% undivided interest in La Cygne 2 (representing 334 MW capacity) sold and leased back to the company in 1987, are included in operating expenses on
<page 39>
the Statements of Income. The company's share of other transactions associated with the plants is included in the appropriate classification in the company's financial statements.


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

                                                   1997
                              1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                            (Dollars in Thousands)
Sales . . . . . . . . . . .   $143,791     $148,826     $191,066     $130,762
Income from Operations. . .     30,364       32,421       66,724       (5,501)
Net income. . . . . . . . .     11,172       15,492       31,775       (6,311)

                                                   1996
                              1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                            (Dollars in Thousands)
Sales . . . . . . . . . . .   $145,034     $163,038     $193,198     $153,300
Income from Operations. . .     33,593       39,112       72,369       41,887
Net income. . . . . . . . .     15,700       17,253       40,736       22,585


13.  RELATED PARTY TRANSACTIONS

   The cash management function, including cash receipts and disbursements, for the company is performed by Western Resources. An intercompany account is used to record net receipts and disbursements handled by Western Resources. The net amount advanced by the company to Western Resources approximated $73 million and $251 million at December 31, 1997 and 1996, respectively. These amounts are recorded as advances to parent company in current assets on the Balance Sheets.

   Certain operating expenses have been allocated to the company from Western Resources. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate allocators. Management believes such allocation procedures are reasonable. During 1997, the company declared dividends to Western Resources of $100 million.


14.  WESTERN RESOURCES AND KANSAS CITY POWER & LIGHT COMPANY MERGER AGREEMENT

   On February 7, 1997, the Western Resources signed a merger agreement with KCPL by which KCPL would be merged with and into Western Resources in exchange for Western Resources common stock. In December 1997, representatives of the Western Resources' financial advisor indicated that they believed it was unlikely that they would be in a position to issue a fairness opinion required for the merger on the basis of the previously announced terms.
<page 40>
   On March 18, 1998, Western Resources and KCPL announced a restructuring of their February 7, 1997, merger agreement which will result in the formation of Westar Energy, a new electric company. Under the terms of the merger agreement, the electric utility operations of Western Resources will be transferred to the company, and KCPL and the company will be merged into NKC, Inc., a subsidiary of Western Resources. NKC, Inc. will be renamed Westar Energy. In addition, under the merger agreement, KCPL shareowners will receive $23.50 of Western Resources common stock per KCPL share, subject to a collar mechanism, and one share of Westar Energy common stock per KCPL share. Upon consummation of the combination, Western Resources will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL, and the company.

   Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and the company, and $800 million of debt of KCPL. Long-term debt of Western Resources and the company was $2.1 billion at December 31, 1997. Under the terms of the merger agreement, it is intended that the company will be released from its obligations with respect to the company's debt to be assumed by Westar Energy. For additional information concerning the company's long-term debt and obligations under the La Cygne sale leaseback arrangements see
Note 5 and Note 6.

   Consummation of the merger is subject to customary conditions including obtaining the approval of Western Resources' and KCPL's shareowners and various regulatory agencies. Western Resources estimates the transaction to close by mid-1999, subject to receipt of all necessary approvals.

   KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. We, KCPL and KGE have joint interests in certain electric generating assets, including Wolf Creek. Following the closing of the combination Westar Energy is expected to have approximately one million electric utility customers in Kansas and Missouri, approximately $8.2 billion in assets and the ability to generate more than 8,000 megawatts of electricity. For additional information, see "Financing in Item 1. Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations".



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There were no disagreements with accountants on accounting and financial disclosure.

<page 41>
                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Western Resources, Inc. owns 100% of the Company's outstanding common stock.

                                                                   A Director
                      Business Experience Since 1993 and Other    Continuously
    Name        Age   Directorships Other Than The Company            Since

William B.       45   Chairman of the Board and President            1995
Moore                   (since June 1995), and prior to that
                        Vice President, Finance,
                        Western Resources, Inc.
                        Directorships
                        Intrust Bank

Anderson E.      64   President, Jackson Mortuary,                    1994
Jackson                 Wichita, Kansas
                        Directorships
                        The National Business League

Donald A.        64   Retired President and Chairman (Emeritus),      1992
Johnston                Maupintour, Inc., Lawrence, Kansas,
(1)(2)                     Consultant - Commerce Bank, Lawrence,
                        Kansas (since July 1996)
                        Directorships
                        Commerce Bank, Lawrence, Kansas

James A.         40   Vice President, Finance (since July 1995)       1997
Martin and Treasurer (since Nov. 1997), and prior to that Executive Director Regulatory and Rates (since Dec. 1994), and prior to that Director Revenue and Forecasting
                        Western Resources, Inc.

Marilyn B.       48   President Wichita, NationsBank N.A.             1994
Pauly                   Wichita, Kansas (since
(1)                     October 1993) and prior to that
                        Executive Vice President, Bank IV, N.A.,
                        Wichita, Kansas
                        Directorships
                        Farmers Mutual Alliance Insurance Company
                        Bank IV Community Development Corporation

Richard D.       64   President, Range Oil Company                    1993
Smith                   Directorships
                        NationsBank N.A. (Midwest), (Advisory)
                        HCA Wesley Medical Center,
                        Wichita, Kansas

(1)  Member of the Audit Committee of which Mr. Johnston is Chairman.
     The Audit Committee has responsibility for the investigation and review of the financial affairs of the Company and its relations with independent accountants.
(2) Mr. Johnston was a director of the former Kansas Gas and Electric Company since 1980.
<page 42>
   Outside Directors are paid $3,750 per quarter retainer and are paid an attendance fee of $600 for Directors' meetings ($300 if attending by phone). A committee attendance fee of $800 is paid to the outside Director Audit Committee Chairman, and $500 to other outside Committee members. All outside Directors are reimbursed mileage and expenses while attending Directors' and Committee Meetings.

   During 1997, the Board of Directors met five times and the Audit Committee met once. Each director attended at least 75% of the total number of Board and Committee meetings held while he/she served as a director or a member of the committee.

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

FINANCIAL STATEMENTS

Balance Sheets, December 31, 1997 and 1996
Statements of Income for the years ended December 31, 1997, 1996 and 1995 Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 Statements of Common Shareowners' Equity for the years ended December 31, 1997, 1996, and 1995
Notes to Financial Statements


REPORTS ON FORM 8-K

   None

<page 44>
                             EXHIBIT INDEX

     All exhibits marked "I" are incorporated herein by reference.

                                Description

 2(a)   Amended and Restated Agreement and Plan of Merger
      dated March 18, 1998 (Filed electronically)

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

 3(c)   By-laws as amended (Filed as Exhibit 3(c) Form 10-K                 I
      for the year ended December 31, 1992, File No. 1-7324)

 4(c)   Mortgage and Deed of Trust, dated as of April 1, 1940 to            I
      Guaranty Trust Company of New York (now Morgan Guaranty Trust
      Company of New York) and Henry A. Theis (to whom W. A. Spooner is successor), Trustees, as supplemented by thirty-eight
      Supplemental Indentures, dated as of June 1, 1942, March 1, 1948, December 1, 1949, June 1, 1952, October 1, 1953, March 1, 1955,
      February 1, 1956, January 1, 1961, May 1, 1966, March 1, 1970,
      May 1, 1971, March 1, 1972, May 31, 1973, July 1, 1975,
      December 1, 1975, September 1, 1976, March 1, 1977, May 1, 1977,
      August 1, 1977, March 15, 1978, January 1, 1979, April 1, 1980,
      July 1, 1980, August 1, 1980, June 1, 1981, December 1, 1981,
      May 1, 1982, March 15, 1984, September 1, 1984 (Twenty-ninth and Thirtieth), February 1, 1985, April 15, 1986, June 1, 1991
      March 31, 1992, December 17, 1992, August 24, 1993, January 15,
      1994 and March 1, 1994, (Filed, respectively, as Exhibit A-1 to
      Form U-1, File No. 70-23; Exhibits 7(b) and 7(c), File No. 2-7405;
      Exhibit 7(d), File No. 2-8242; Exhibit 4(c), File No. 2-9626;
      Exhibit 4(c), File No. 2-10465; Exhibit 4(c), File No. 2-12228;
      Exhibit 4(c), File No. 2-15851; Exhibit 2(b)-1, File No. 2-24680;
      Exhibit 2(c), File No. 2-36170; Exhibits 2  and 2(d), File
      No. 2-39975; Exhibit 2(d), File No. 2-43053; Exhibit 4(c)2 to
      Form 10-K, for December 31, 1989, File No. 1-7324; Exhibit 2(c),
      File No. 2-53765; Exhibit 2(e), File No. 2-55488; Exhibit 2(c),
      File No. 2-57013; Exhibit 2(c), File No. 2-58180; Exhibit 4(c)3 to Form 10-K for December 31, 1989, File No. 1-7324; Exhibit 2(e),
      File No. 2-60089; Exhibit 2(c), File No. 2-60777; Exhibit 2(g), File No. 2-64521; Exhibit 2(h), File No. 2-66758; Exhibits 2(d) and
      2(e), File No. 2-69620; Exhibits 4(d) and 4(e), File No. 2-75634;
      Exhibit 4(d), File No. 2-78944; Exhibit 4(d), File No. 2-87532; Exhibits 4(c)4, 4(c)5 and 4(c)6 to Form 10-K for December 31,
      1989, File No. 1-7324; Exhibits 4(c)2 and 4(c)3 to Form 10-K for
                                Description

      December 31, 1992, File No. 1-7324; Exhibit 4(b) to Form S-3,
      File No. 33-50075; Exhibits 4(c)2 and 4(c)3 to Form 10-K for December 31, 1993, File No. 1-7324; Exhibit 4(c)2 to Form 10-K for December 31, 1994, File No. 1-7324)
<page 45>
   Instruments defining the rights of holders of other long-term debt not required to be filed as exhibits will be furnished to the Commission upon request.

10(a)   La Cygne 2 Lease (Filed as Exhibit 10(a) to Form 10-K for the year    I
      ended December 31, 1988, File No. 1-7324)

10(a)   Amendment No. 3 to La Cygne 2 Lease Agreement dated as of September   I
      29, 1992 (Filed as Exhibit 10(b)1 to Form 10-K for the year ended December 31, 1992, File No. 1-7324)

10(b)   Outside Directors' Deferred Compensation Plan (Filed as Exhibit       I
      10 to the Form 10-K for the year ended December 31, 1993, File No. 1-7324)

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

                                         KANSAS GAS AND ELECTRIC COMPANY


March 30, 1998                        By      /s/ William B. Moore
                                               William B. Moore,
                                               Chairman of the Board
                                               and President
<page 47>
                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                       Title                      Date


 /s/ WILLIAM B. MOORE         Chairman of the Board and
    (William B. Moore)        President (Principal Executive   March 30, 1998
                                 Officer)

                              Secretary, Treasurer and General
 /s/ RICHARD D. TERRILL       Counsel (Principal Financial     March 30, 1998
    (Richard D. Terrill)         and Accounting Officer)

 /s/ ANDERSON E. JACKSON
    (Anderson E. Jackson)

 /s/ DONALD A. JOHNSTON
    (Donald A. Johnston)

 /s/ JAMES A. MARTIN                Directors                  March 30, 1998
    (James A. Martin)

 /s/ MARILYN B. PAULY
    (Marilyn B. Pauly)

 /s/ RICHARD D. SMITH
    (Richard D. Smith)