Form 10-Q
period 1998-03-31
KANSAS GAS & ELECTRIC CO /KS/
filed 1998-05-15
CIK 54496

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

   [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 1998


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

           Class                               Outstanding at May 15, 1998
 Common Stock (No par value)                           1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.





<page 2>
                 KANSAS GAS AND ELECTRIC COMPANY
                              INDEX



                                                                       Page

PART I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                     4 - 5

              Statements of Comprehensive Income                         6

              Statements of Cash Flows                                 7 - 8

              Statements of Common Shareowners' Equity                   9

              Notes to Financial Statements                             10

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    13


Part II.  Other Information

     Item 3.  Defaults Upon Senior Securities                           17

     Item 4.  Submission of Matters to a Vote of Security Holders       17

     Item 5.  Other Information                                         17

     Item 6.  Exhibits and Reports on Form 8-K                          17

Signature                                                               18
<page 3>

                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)
                          (Unaudited)
                                                                March  31,     December 31,
                                                                   1998            1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .     $       42       $       43
  Accounts receivable, (net). . . . . . . . . . . . . . . .         66,814           66,654
  Advances to parent company (net). . . . . . . . . . . . .         41,838           72,558
  Inventories and supplies, at average cost . . . . . . . .         42,000           41,019
  Prepaid expenses and other. . . . . . . . . . . . . . . .          9,314           17,165
    Total Current Assets. . . . . . . . . . . . . . . . . .        160,008          197,439

PROPERTY, PLANT AND EQUIPMENT (net) . . . . . . . . . . . .      2,549,494        2,565,175

OTHER ASSETS:
  Regulatory assets . . . . . . . . . . . . . . . . . . . .        277,112          278,568
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         73,135           75,926
    Total Other Assets. . . . . . . . . . . . . . . . . . .        350,247          354,494

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     $3,059,749       $3,117,108


LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .     $     -          $   45,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         61,051           81,986
  Accrued liabilities . . . . . . . . . . . . . . . . . . .         45,716           32,745
  Accrued income taxes. . . . . . . . . . . . . . . . . . .         15,863            4,212
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          4,117            4,032
    Total Current Liabilities . . . . . . . . . . . . . . .        126,747          167,975

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,064          684,128
  Deferred income taxes and investment tax credits. . . . .        815,289          820,838
  Deferred gain from sale-leaseback . . . . . . . . . . . .        218,821          221,779
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         82,934           87,909
    Total Long-term Liabilities . . . . . . . . . . . . . .      1,801,108        1,814,654

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY (See Statements):
  Common stock, without par value,
       authorized and issued 1,000 shares . . . . . . . . .      1,065,634        1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . .         66,260           68,845
    Total Shareowners' Equity . . . . . . . . . . . . . . .      1,131,894        1,134,479

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY . . . . . . . . .     $3,059,749       $3,117,108



The Notes to Financial Statements are an integral part of these statements.

<page 4>

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    1998           1997
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  134,566     $  143,791

COST OF SALES . . . . . . . . . . . . . . . . . . . . .              25,920         26,224

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             108,646        117,567

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .              35,544         45,178
  Depreciation and amortization . . . . . . . . . . . .              24,433         28,923
  Selling, general and administrative expense . . . . .              12,636         13,102
      Total Operating Expenses. . . . . . . . . . . . .              72,613         87,203

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .              36,033         30,364

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .               4,843         (1,437)

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . .              40,876         28,927

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              11,489         11,482
  Interest expense on short-term debt and other . . . .                 870          1,557
      Total Interest Expense. . . . . . . . . . . . . .              12,359         13,039

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .              28,517         15,888

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .               6,102          4,716

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   22,415     $   11,172



The Notes to Financial Statements are an integral part of these statements.

<page 5>

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                         March 31,
                                                                    1998           1997
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  605,220     $  653,327

COST OF SALES . . . . . . . . . . . . . . . . . . . . .             129,290        121,224

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             475,930        532,103

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .             170,519        178,649
  Depreciation and amortization . . . . . . . . . . . .             118,933        115,022
  Selling, general and administrative expense . . . . .              56,801         54,700
      Total Operating Expenses. . . . . . . . . . . . .             346,253        348,371

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .             129,677        183,732

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .               2,258          2,648

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . .             131,935        186,380

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              46,069         46,070
  Interest expense on short-term debt and other . . . .               3,701         11,640
      Total Interest Expense. . . . . . . . . . . . . .              49,770         57,710

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .              82,165        128,670

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .              18,794         36,924

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   63,371     $   91,746



The Notes to Financial Statements are an integral part of these statements.

<page 6>

                KANSAS GAS AND ELECTRIC COMPANY
               STATEMENTS OF COMPREHENSIVE INCOME
                     (Dollars in Thousands)
                                           (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                     1998          1997
Net income. . . . . . . . . . . . . . . . . . . . . . . . .        $ 22,415      $ 11,172

Other comprehensive income. . . . . . . . . . . . . . . . .            -             -

Comprehensive income. . . . . . . . . . . . . . . . . . . .        $ 22,415      $ 11,172


The Notes to Consolidated Financial Statements are an integral part of these statements.



                KANSAS GAS AND ELECTRIC COMPANY
               STATEMENTS OF COMPREHENSIVE INCOME
                     (Dollars in Thousands)
                                           (Unaudited)
                                                                   Twelve Months Ended
                                                                         March 31,
                                                                    1998         1997
Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 63,371     $ 91,746

Other comprehensive income. . . . . . . . . . . . . . . . .           -            -

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $ 63,371     $ 91,746


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page 7>

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   22,415     $   11,172
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .        24,433         28,923
  Amortization of gain from sale-leaseback. . . . . . . . . .        (2,957)        (2,410)
  Changes in working capital items:
    Accounts receivable, (net). . . . . . . . . . . . . . . .          (160)        16,205
    Inventories and supplies. . . . . . . . . . . . . . . . .          (981)           394
    Prepaid expenses and other. . . . . . . . . . . . . . . .         7,851          7,101
    Accounts payable. . . . . . . . . . . . . . . . . . . . .       (20,935)        (4,687)
    Accrued liabilities . . . . . . . . . . . . . . . . . . .        12,971         12,848
    Accrued income taxes. . . . . . . . . . . . . . . . . . .        11,651          4,406
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .            85            289
  Changes in other assets and liabilities . . . . . . . . . .          (908)        (3,974)
      Net cash flows from operating activities. . . . . . . .        53,465         70,267

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .       (14,091)       (16,318)
      Net cash flows (used in) investing activities . . . . .       (14,091)       (16,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       (45,000)      (212,300)
  Advances to parent company (net). . . . . . . . . . . . . .        30,720        183,413
  Retirements of long-term debt . . . . . . . . . . . . . . .           (95)           (65)
  Dividends to parent company . . . . . . . . . . . . . . . .       (25,000)       (25,000)
     Net cash flows (used in) financing activities. . . . . .       (39,375)       (53,952)

NET (DECREASE) IN CASH AND CASH EQUIVALENT. . . . . . . . . .            (1)            (3)

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . . .            43             44
  End of period . . . . . . . . . . . . . . . . . . . . . . .    $       42     $       41


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $    6,618      $   8,414
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .          -             7,000


The Notes to Financial Statements are an integral part of these statements.

<page 8>

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                         March 31,
                                                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   63,371     $   91,746
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .       118,933        115,022
  Amortization of gain from sale-leaseback. . . . . . . . . .       (11,828)        (9,640)
  Changes in working capital items:
    Accounts receivable, (net). . . . . . . . . . . . . . . .        (7,348)         8,749
    Inventories and supplies. . . . . . . . . . . . . . . . .         1,252          2,442
    Prepaid expenses and other. . . . . . . . . . . . . . . .           576           (293)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        16,919         (7,640)
    Accrued liabilities . . . . . . . . . . . . . . . . . . .        (3,587)        (2,110)
    Accrued income taxes. . . . . . . . . . . . . . . . . . .           229         22,450
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .           (18)           484
  Changes in other assets and liabilities . . . . . . . . . .        (7,947)        15,422
      Net cash flows from operating activities. . . . . . . .       170,552        236,632

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .       (85,938)       (68,256)
      Net cash flows (used in) investing activities . . . . .       (85,938)       (68,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       (10,000)      (102,000)
  Advances to parent company (net). . . . . . . . . . . . . .        25,482         49,670
  Retirements of long-term debt . . . . . . . . . . . . . . .           (95)       (16,065)
  Dividends to parent company . . . . . . . . . . . . . . . .      (100,000)      (100,000)
     Net cash flows (used in) financing activities. . . . . .       (84,613)      (168,395)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .             1            (19)

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . . .            41             60
  End of period . . . . . . . . . . . . . . . . . . . . . . .    $       42     $       41


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   72,622     $   80,805
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        45,100         32,800


The Notes to Financial Statements are an integral part of these statements.

<page 9>

                 KANSAS GAS AND ELECTRIC COMPANY
             STATEMENTS OF COMMON SHAREOWNERS' EQUITY
                      (Dollars in Thousands)
                           (Unaudited)

                                                                                     Accumulated
                                                                                        Other
                                                                                    Comprehensive
                                                        Common        Retained         Income
                                                         Stock        Earnings          (net)
BALANCE DECEMBER 31, 1995, 1,000 shares. . . . . .    $1,065,634     $  120,443     $        -

Net income . . . . . . . . . . . . . . . . . . . .                       96,274
Dividend to parent company . . . . . . . . . . . .                     (100,000)


BALANCE DECEMBER 31, 1996, 1,000 shares. . . . . .     1,065,634        116,717              -

Net Income . . . . . . . . . . . . . . . . . . . .                       52,128
Dividend to parent company . . . . . . . . . . . .                     (100,000)


BALANCE DECEMBER 31, 1997, 1,000 shares. . . . . .     1,065,634         68,845              -

Net Income . . . . . . . . . . . . . . . . . . . .                       22,415
Dividend to parent company . . . . . . . . . . . .                      (25,000)


BALANCE MARCH 31, 1998, 1,000 shares . . . . . . .    $1,065,634     $   66,260     $        -


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

    The company's unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q.
Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and notes should be read in conjunction with the financial statements and the notes included in the company's 1997 Annual Report on Form 10-K. The accounting and rates of the company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC).

    New Pronouncements: Effective January 1, 1998, the company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

    Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  WESTERN RESOURCES AND KANSAS CITY POWER & LIGHT COMPANY MERGER AGREEMENT

    On February 7, 1997, Kansas City Power & Light Company (KCPL) and Western Resources entered into an agreement whereby KCPL would be combined with Western Resources. In December 1997, representatives of Western Resources' financial advisor indicated that they believed it was unlikely that they would be in a position to issue a fairness opinion required for the merger on the basis of the previously announced terms.

    On March 18, 1998, Western Resources and KCPL announced a restructuring of their February 7, 1997, merger agreement which will result in the formation of Westar Energy, a new regulated electric utility company. Under the terms of the merger agreement, the electric utility operations of Western Resources
<page 11>
will be transferred to the company, and KCPL and the company will be merged into NKC, Inc., a subsidiary of Western Resources. NKC, Inc. will be renamed Westar Energy. In addition, under the merger agreement, KCPL shareowners will receive $23.50 of Western Resources common stock per KCPL share, subject to a collar mechanism, and one share of Westar Energy common stock per KCPL share. Upon consummation of the combination, Western Resources will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL, and the company.

    Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and the company, and $800 million of debt of KCPL. Long-term debt of Western Resources and the company was $2.1 billion at March 31, 1998. Under the terms of the merger agreement, it is intended that Western Resources will be released from its obligations with respect to the company's debt to be assumed by Westar Energy.

    Consummation of the merger is subject to customary conditions including obtaining the approval of Western Resources' and KCPL's shareowners and various regulatory agencies. Western Resources estimates the transaction to close by mid-1999, subject to receipt of all necessary approvals.

    KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. The company, KCPL and Western Resources have joint interests in certain electric generating assets, including Wolf Creek.

    On March 23, 1998, Western Resources and KCPL filed a letter informing the FERC that they had signed a revised merger agreement, dated March 18, 1998. Western Resources sent similar letters on March 24, 1998 to the KCC and the Missouri Public Service Commission (MPSC). Western Resources and KCPL will submit appropriate modifications to the merger filings at FERC, the KCC and the MPSC as soon as practicable.

    At March 31, 1998, Western Resources had deferred approximately $6 million related to the KCPL transaction. These costs will be included in the determination of total consideration upon consummation of the transaction.


3.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The company is associated with three former manufactured gas sites which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the three sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analyses. At March 31, 1998, the costs incurred from preliminary site investigation and risk assessment have been minimal.

    For additional information on Commitments and Contingencies, see Note 2 of the company's 1997 Annual Report on Form 10-K.
<page 12>


4.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 21.4% and 29.7% for the three month periods and 22.9% and 28.7% for the twelve month periods ended March 31, 1998 and 1997, respectively. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.

<page 13>
                 KANSAS GAS AND ELECTRIC COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

    In Management's Discussion and Analysis we explain the general financial condition and the operating results for the company. We explain:

      -  What factors affect our business
      - What our earnings and costs were for the three and twelve month periods ended March 31, 1998 and 1997
      -  Why these earnings and costs differed from period to period
      -  How our earnings and costs affect our overall financial condition
      - Any other items that particularly affect our financial condition or earnings

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1997 Annual Report on Form 10-K and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's 1997 Annual Report on Form 10-K.

    Forward-Looking Statements: Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, interest and dividend rates, environmental matters, changing weather, nuclear operations and accounting matters. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing state and federal activities; future economic conditions; legislative developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.


FINANCIAL CONDITION

    General: Net income of $22.4 million for the three months ended March 31, 1998 increased substantially from $11.2 million for the same period in 1997. The increase in net income was primarily due to increased other income and the completion of the amortization of phase-in revenues in December 1997.

    Net income for the twelve months ended March 31, 1998, of $63.4 million, decreased from net income of $91.7 million for the comparable period of 1997. The decrease was primarily attributable to a $36.3 million rate reduction on February 1, 1997, and an $8.7 million interim rate reduction which became permanent on February 1, 1997.
<page 14>
OPERATING RESULTS

    The following discussion explains significant changes in results of sales, cost of sales, operating expenses, other income (expense), interest expense and income taxes between the three and twelve month periods ended March 31, 1998 and comparable periods of 1997.

    Sales: Sales are based on sales volumes and rates authorized by the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC). Rates charged for the sale and delivery of electricity are designed to recover the cost of service and allow investors a fair rate of return. Our sales vary with levels of energy deliveries. Changing weather affects the amount of energy our customers use. Very hot summers and very cold winters prompt more demand, especially among our residential customers. Mild weather reduces demand.

    Many things will affect our future sales.  They include:

      -  The weather
      -  Our electric rates
      -  Competitive forces
      -  Customer conservation efforts
      -  Wholesale demand
      -  The overall economy of our service area

    The following table reflects changes in retail electric energy deliveries for the three and twelve months ended March 31, 1998 from the comparable periods of 1997.
                                     3 Months       12 Months
                                       Ended          Ended
         Residential                    2.6%            0.4%
         Commercial                     3.8%            1.6%
         Industrial                     4.2%            2.7%
         Total Retail                   3.6%            1.7%

    Sales decreased 6.4% for the three months and 7.4 % for the twelve months ended March 31, 1998, primarily due to the electric rate decreases we implemented on February 1, 1997. Although energy deliveries increased in both periods, it was not enough to compensate for our lower electric rates.
Reduced electric rates lowered first quarter 1998 sales by an estimated $4.0 million. Also contributing to the decrease in sales was the decrease in wholesale and interchange sales.

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

    Actual cost of fuel to generate electricity (coal, nuclear fuel, natural gas or oil) and the amount of power purchased from other utilities decreased slightly for the first quarter of 1998. Cost of sales were $8.1 million
<page 15>
higher for the twelve months ended March 31, 1998. Our Wolf Creek nuclear generating station was off-line in the fourth quarter of 1997 for scheduled maintenance and our La Cygne coal generation station was off-line during 1997 for an extended maintenance outage. As a result, we purchased more power from other utilities and burned more natural gas to generate electricity at our facilities. Natural gas is more costly to burn than coal and nuclear fuel for generating electricity.

    OPERATING EXPENSES

    Operating and Maintenance Expense: Total operating and maintenance expense decreased over 21% for the three months ended March 31, 1998. This decrease in attributable to a decrease in KGE's portion of costs shared with Western Resources which are associated with the dispatching of electric power.

    Total operating and maintenance expense decreased $8.1 million or over 4% for the twelve months ended March 31, 1998. This decrease is primarily due to a decrease in our property taxes of $6.8 million and reduced costs associated with the dispatching of electric power as mentioned above.

    Depreciation and Amortization Expense: Depreciation and amortization expense decreased $4.5 million for the first quarter in 1998 from 1997 due to the completion of the amortization of phase-in revenues in December 1997. During the first quarter of 1997, we recorded $4.4 million of amortization for phase-in revenues. Depreciation and amortization expense increased $3.9 million for the twelve months ended March 31, 1998 from 1997 due to the additional amortization of $8.8 million relating to phase-in revenues recorded during 1997.

    Other Income and Deductions: Other income (expense) includes miscellaneous income and expenses not directly related to our operations. Other income and (expense) for the first quarter increased $6.3 million.

    Interest Expense: Interest expense includes the interest we paid on outstanding debt. We realized a decrease in interest expense of $0.7 million for the first quarter and $7.9 million for the twelve months ended March 31, 1998. Our average outstanding short-term debt balances were lower during both periods which attributed to the decreases in interest expense. The interest we paid on long-term debt remained virtually unchanged for both periods.


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

    Other than operations, our primary source of short-term cash is from short-term bank loans and unsecured lines of credit. At March 31, 1998, there were no short-term borrowings compared to $45.0 million at December 31, 1997. Proceeds from the repayment of advances to the company's parent company have been used to repay all current outstanding short-term debt. The proceeds received are reflected in the decrease in current assets, advances to parent company (net) on the Balance Sheets.
<page 16>

MERGERS AND ACQUISITIONS

    Western Resources and Kansas City Power & Light Company Merger Agreement:
On February 7, 1997, KCPL and Western Resources entered into an agreement whereby KCPL would be combined with Western Resources. In December 1997, representatives of Western Resources' financial advisor indicated that they believed it was unlikely that they would be in a position to issue a fairness opinion required for the merger on the basis of the previously announced terms.

    On March 18, 1998, Western Resources and KCPL announced a restructuring of their February 7, 1997, merger agreement which will result in the formation of Westar Energy, a new regulated electric utility company. Under the terms of the merger agreement, the electric utility operations of Western Resources will be transferred to the company, and KCPL and the company will be merged into NKC, Inc., a subsidiary of Western Resources. NKC, Inc. will be renamed Westar Energy. In addition, under the merger agreement, KCPL shareowners will receive $23.50 of Western Resources common stock per KCPL share, subject to a collar mechanism, and one share of Westar Energy common stock per KCPL share. Upon consummation of the combination, Western Resources will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL, and the company.

    Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and the company, and $800 million of debt of KCPL. Long-term debt of Western Resources and the company was $2.1 billion at March 31, 1998. Under the terms of the merger agreement, it is intended that Western Resources will be released from its obligations with respect to the company's debt to be assumed by Westar Energy.

    Consummation of the merger is subject to customary conditions including obtaining the approval of Western Resources' and KCPL's shareowners and various regulatory agencies. Western Resources estimates the transaction to close by mid-1999, subject to receipt of all necessary approvals.

    KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. The company, KCPL and Western Resources have joint interests in certain electric generating assets, including Wolf Creek. Following the closing of the combination, Westar Energy is expected to have approximately one million electric utility customers in Kansas and Missouri, approximately $8.2 billion in assets and the ability to generate more than 8,000 megawatts of electricity.

    On March 23, 1998, Western Resources and KCPL filed a letter informing the FERC that they had signed a revised merger agreement, dated March 18, 1998. Western Resources sent similar letters on March 24, 1998 to the KCC and the Missouri Public Service Commission (MPSC). Western Resources and KCPL will submit appropriate modifications to the merger filings at FERC, the KCC and the MPSC as soon as practicable.

    At March 31, 1998, Western Resources had deferred approximately $6 million related to the KCPL transaction. These costs will be included in the determination of total consideration upon consummation of the transaction.
<page 17>

                KANSAS GAS AND ELECTRIC COMPANY
                   Part II Other Information


Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

    Information required by Item 4 is omitted pursuant to General
    Instruction H(2)(b) to Form 10-Q.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Exhibit 12   -   Computation of Ratio of Earnings to Fixed Charges
                          for 12 Months Ended March 31, 1998 (filed electronically)

         Exhibit 27 - Financial Data Schedule (filed electronically)

   (b)   Reports on Form 8-K:

         None

<page 18>
                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


Date      May 15, 1998                  By     /s/ Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel