Form 10-Q
period 1998-06-30
KANSAS GAS & ELECTRIC CO /KS/
filed 1998-08-12
CIK 54496

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

   [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended June 30, 1998


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

           Class                               Outstanding at August 12, 1998
 Common Stock (No par value)                           1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.


<PAGE 2>
                 KANSAS GAS AND ELECTRIC COMPANY
                              INDEX



                                                                       Page

PART I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                     4 - 6

              Statements of Comprehensive Income                         7

              Statements of Cash Flows                                 8 - 9

              Statements of Common Shareowners' Equity                  10

              Notes to Financial Statements                             11

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    14

     Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                            19

Part II.  Other Information

     Item 3.  Defaults Upon Senior Securities                           20

     Item 4.  Submission of Matters to a Vote of Security Holders       20

     Item 5.  Other Information                                         20

     Item 6.  Exhibits and Reports on Form 8-K                          20

Signature                                                               21

<PAGE 3>

                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)
                          (Unaudited)

                                                                 June  30,     December 31,
                                                                   1998            1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .     $       42       $       43
  Accounts receivable, (net). . . . . . . . . . . . . . . .         81,424           66,654
  Advances to parent company (net). . . . . . . . . . . . .         43,805           72,558
  Inventories and supplies, at average cost . . . . . . . .         41,773           41,019
  Prepaid expenses and other. . . . . . . . . . . . . . . .         29,727           17,165
    Total Current Assets. . . . . . . . . . . . . . . . . .        196,771          197,439

PROPERTY, PLANT AND EQUIPMENT (net) . . . . . . . . . . . .      2,535,660        2,565,175

OTHER ASSETS:
  Regulatory assets . . . . . . . . . . . . . . . . . . . .        275,656          278,568
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         55,004           75,926
    Total Other Assets. . . . . . . . . . . . . . . . . . .        330,660          354,494

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     $3,063,091       $3,117,108


LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .     $     -          $   45,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         88,614           81,986
  Accrued liabilities . . . . . . . . . . . . . . . . . . .         32,729           32,745
  Accrued income taxes. . . . . . . . . . . . . . . . . . .          7,544            4,212
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          5,912            4,032
    Total Current Liabilities . . . . . . . . . . . . . . .        134,799          167,975

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,105          684,128
  Deferred income taxes and investment tax credits. . . . .        808,551          820,838
  Deferred gain from sale-leaseback . . . . . . . . . . . .        215,865          221,779
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         84,370           87,909
    Total Long-term Liabilities . . . . . . . . . . . . . .      1,792,891        1,814,654

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY (See Statements):
  Common stock, without par value,
       authorized and issued 1,000 shares . . . . . . . . .      1,065,634        1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . .         69,767           68,845
    Total Shareowners' Equity . . . . . . . . . . . . . . .      1,135,401        1,134,479

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY . . . . . . . . .     $3,063,091       $3,117,108



The Notes to Financial Statements are an integral part of these statements.

<PAGE 4>

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Three Months Ended
                                                                          June 30,
                                                                    1998           1997
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  162,816     $  148,826

COST OF SALES . . . . . . . . . . . . . . . . . . . . .              36,791         26,540

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             126,025        122,286

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .              39,117         48,123
  Depreciation and amortization . . . . . . . . . . . .              24,676         28,569
  Selling, general and administrative expense . . . . .              18,120         13,173
      Total Operating Expenses. . . . . . . . . . . . .              81,913         89,865

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .              44,112         32,421

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .               6,635            606

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . .              50,747         33,027

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              11,505         11,525
  Interest expense on short-term debt and other . . . .                 828            999
      Total Interest Expense. . . . . . . . . . . . . .              12,333         12,524

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .              38,414         20,503

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .               9,907          5,011

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   28,507     $   15,492



The Notes to Financial Statements are an integral part of these statements.

<PAGE 5>

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    1998           1997
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  297,382     $  292,617

COST OF SALES . . . . . . . . . . . . . . . . . . . . .              62,711         52,764

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             234,671        239,853

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .              74,661         93,301
  Depreciation and amortization . . . . . . . . . . . .              49,109         57,492
  Selling, general and administrative expense . . . . .              30,756         26,275
      Total Operating Expenses. . . . . . . . . . . . .             154,526        177,068

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .              80,145         62,785

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .              11,478           (831)

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . .              91,623         61,954

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              22,994         23,007
  Interest expense on short-term debt and other . . . .               1,698          2,556
      Total Interest Expense. . . . . . . . . . . . . .              24,692         25,563

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .              66,931         36,391

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .              16,009          9,727

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   50,922     $   26,664



The Notes to Financial Statements are an integral part of these statements.

<PAGE 6>

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                          June 30,
                                                                    1998           1997
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  619,210     $  639,115

COST OF SALES . . . . . . . . . . . . . . . . . . . . .             139,541        117,854

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             479,669        521,261

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .             161,513        174,255
  Depreciation and amortization . . . . . . . . . . . .             115,040        115,711
  Selling, general and administrative expense . . . . .              61,748         54,254
      Total Operating Expenses. . . . . . . . . . . . .             338,301        344,220

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .             141,368        177,041

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .               8,287          3,549

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . .             149,655        180,590

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              46,049         46,012
  Interest expense on short-term debt and other . . . .               3,530          9,945
      Total Interest Expense. . . . . . . . . . . . . .              49,579         55,957

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .             100,076        124,633

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .              23,690         34,648

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   76,386     $   89,985



The Notes to Financial Statements are an integral part of these statements.

<PAGE 7>

                KANSAS GAS AND ELECTRIC COMPANY
               STATEMENTS OF COMPREHENSIVE INCOME
                     (Dollars in Thousands)
                          (Unaudited)

                                                                    Three Months Ended
                                                                         June 30,
                                                                    1998          1997
Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 28,507      $ 15,492

Other comprehensive income. . . . . . . . . . . . . . . . .           -             -

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $ 28,507      $ 15,492





                                                                     Six Months Ended
                                                                         June 30,
                                                                    1998          1997

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 50,922      $ 26,664

Other comprehensive income. . . . . . . . . . . . . . . . .           -             -

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $ 50,922      $ 26,664





                                                                   Twelve Months Ended
                                                                         June 30,
                                                                    1998         1997

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 76,386     $ 89,985

Other comprehensive income. . . . . . . . . . . . . . . . .           -            -

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $ 76,386     $ 89,985


The Notes to Financial Statements are an integral part of these statements.

<PAGE 8>

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   50,922     $   26,664
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .        49,109         57,492
  Amortization of gain from sale-leaseback. . . . . . . . . .        (5,914)        (5,367)
  Changes in working capital items:
    Accounts receivable, (net). . . . . . . . . . . . . . . .       (14,770)         2,068
    Inventories and supplies. . . . . . . . . . . . . . . . .          (754)            27
    Prepaid expenses and other. . . . . . . . . . . . . . . .       (12,562)       (17,046)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .         6,628         22,112
    Accrued liabilities . . . . . . . . . . . . . . . . . . .           (16)        (4,215)
    Accrued income taxes. . . . . . . . . . . . . . . . . . .         3,332          4,651
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .         1,880            130
  Changes in other assets and liabilities . . . . . . . . . .        16,592         14,802
      Net cash flows from operating activities. . . . . . . .        94,447        101,318

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . . .       (28,116)       (45,541)
      Net cash flows (used in) investing activities . . . . .       (28,116)       (45,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       (45,000)      (212,300)
  Advances to parent company (net). . . . . . . . . . . . . .        28,753        206,579
  Retirements of long-term debt . . . . . . . . . . . . . . .           (85)           (65)
  Dividends to parent company . . . . . . . . . . . . . . . .       (50,000)       (50,000)
     Net cash flows (used in) financing activities. . . . . .       (66,332)       (55,786)

NET (DECREASE) IN CASH AND CASH EQUIVALENT. . . . . . . . . .            (1)            (9)

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . . .            43             44
  End of period . . . . . . . . . . . . . . . . . . . . . . .    $       42     $       35


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   51,694      $  54,342
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        19,220         20,100


The Notes to Financial Statements are an integral part of these statements.

<PAGE 9>

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                         June 30,
                                                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   76,386     $   89,985
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .       115,040        115,711
  Amortization of gain from sale-leaseback. . . . . . . . . .       (11,828)       (10,187)
  Changes in working capital items:
    Accounts receivable, (net). . . . . . . . . . . . . . . .        (7,821)         8,049
    Inventories and supplies. . . . . . . . . . . . . . . . .         1,846          1,821
    Prepaid expenses and other. . . . . . . . . . . . . . . .         4,310         (3,610)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        17,683         12,453
    Accrued liabilities . . . . . . . . . . . . . . . . . . .           489         (4,981)
    Accrued income taxes. . . . . . . . . . . . . . . . . . .        (8,335)        21,745
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .         1,936            191
  Changes in other assets and liabilities . . . . . . . . . .        (9,223)        21,206
      Net cash flows from operating activities. . . . . . . .       180,483        252,383

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . . .       (70,740)       (82,520)
      Net cash flows (used in) investing activities . . . . .       (70,740)       (82,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       (10,000)      (240,000)
  Advances to parent company (net). . . . . . . . . . . . . .           349        170,149
  Retirements of long-term debt . . . . . . . . . . . . . . .           (85)           (65)
  Dividends to parent company . . . . . . . . . . . . . . . .      (100,000)      (100,000)
     Net cash flows (used in) financing activities. . . . . .      (109,736)      (169,916)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .             7            (53)

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . . .            35             88
  End of period . . . . . . . . . . . . . . . . . . . . . . .    $       42     $       35


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   71,770     $   82,402
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        51,220         34,600


The Notes to Financial Statements are an integral part of these statements.

<PAGE 10>

                 KANSAS GAS AND ELECTRIC COMPANY
             STATEMENTS OF COMMON SHAREOWNERS' EQUITY
                      (Dollars in Thousands)
                           (Unaudited)

                                                                                     Accumulated
                                                                                        Other
                                                                                    Comprehensive
                                                        Common        Retained         Income
                                                         Stock        Earnings          (net)
BALANCE DECEMBER 31, 1995, 1,000 shares. . . . . .    $1,065,634     $  120,443     $        -

Net income . . . . . . . . . . . . . . . . . . . .                       96,274
Dividend to parent company . . . . . . . . . . . .                     (100,000)


BALANCE DECEMBER 31, 1996, 1,000 shares. . . . . .     1,065,634        116,717              -

Net Income . . . . . . . . . . . . . . . . . . . .                       52,128
Dividend to parent company . . . . . . . . . . . .                     (100,000)


BALANCE DECEMBER 31, 1997, 1,000 shares. . . . . .     1,065,634         68,845              -

Net Income . . . . . . . . . . . . . . . . . . . .                       50,922
Dividend to parent company . . . . . . . . . . . .                      (50,000)


BALANCE JUNE 30, 1998, 1,000 shares. . . . . . . .    $1,065,634     $   69,767     $        -


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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that these instruments be measured at fair value. The company will adopt SFAS 133 no later than January 1, 2000. Management is presently evaluating the impact that adoption of SFAS 133 will have on the company's financial position and results of operations.

    Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.
<PAGE 12>

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

    On March 18, 1998, Western Resources and KCPL announced a restructuring of their February 7, 1997 merger agreement which will result in the formation of Westar Energy, a new regulated electric utility company. Under the terms of the merger agreement, the electric utility operations of Western Resources will be transferred to the company, and KCPL and the company will be merged into NKC, Inc., a subsidiary of Western Resources. NKC, Inc. will be renamed Westar Energy. In addition, under the merger agreement, KCPL shareowners will receive $23.50 of Western Resources common stock per KCPL share, subject to a collar mechanism, and one share of Westar Energy common stock per KCPL share. Upon consummation of the combination, Western Resources will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL, and the company.

    Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and the company, and $800 million from KCPL. Long-term debt of Western Resources and the company was $2.1 billion at June 30, 1998. Under the terms of the merger agreement, it is intended that Western Resources will be released from its obligations with respect to the company's debt to be assumed by Westar Energy.

    Consummation of the merger is subject to customary conditions. On July 30, 1998 the Western Resources' shareowners and the shareowners of KCPL voted to approve the amended merger agreement at special meetings of shareowners. Western Resources estimates the transaction to close by mid-1999, subject to receipt of all necessary approvals from regulatory and government agencies.

    On August 7, 1998 Western Resources and KCPL filed an amended application with the Federal Energy Regulatory Commission (FERC) to approve the Western Resources/KCPL merger and the formation of Westar Energy.

    KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. The company, KCPL and Western Resources have joint interests in certain electric generating assets, including Wolf Creek.

    At June 30, 1998, Western Resources had deferred approximately $7 million related to the KCPL transaction. These costs will be included in the determination of total consideration upon consummation of the transaction.
<PAGE 13>

3.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The company is associated with three former manufactured gas sites which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the three sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analyses. At June 30, 1998, the costs incurred for preliminary site investigation and risk assessment have been minimal.

    For additional information on Commitments and Contingencies, see Note 2 of the company's 1997 Annual Report on Form 10-K.


4.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 25.8% and 24.4% for the three month periods, 23.9% and 26.7% for the six month periods, and 23.7% and 27.8% for the twelve month periods ended June 30, 1998 and 1997, respectively. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.


<PAGE 14>
                 KANSAS GAS AND ELECTRIC COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

    In Management's Discussion and Analysis we explain the general financial condition and the operating results for the company. We explain:

      -  What factors affect our business
      - What our earnings and costs were for the three, six and twelve month periods ended June 30, 1998 and 1997
      -  Why these earnings and costs differed from period to period
      -  How our earnings and costs affect our overall financial condition
      - Any other items that particularly affect our financial condition or earnings

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

FINANCIAL CONDITION

    General: Net income for the three and six months ended June 30, 1998 of $28.5 million and $50.9 million increased substantially from net income of $15.5 million and $26.7 million for the same periods in 1997, respectively. The increases in net income were primarily due to increased electric sales because of warmer than normal weather, lower operating and maintenance costs, the completion of the amortization of phase-in revenues in December 1997, and increased other income.

    Net income for the twelve months ended June 30, 1998, of $76.4 million, decreased from net income of $90.0 million for the comparable period of 1997. The decrease was primarily attributable to a $36.3 million rate reduction on February 1, 1997, and increased cost of sales.
<PAGE 15>
OPERATING RESULTS

    The following discussion explains significant changes in results of sales, cost of sales, operating expenses, other income (expense), interest expense and income taxes between the three, six and twelve month periods ended June 30, 1998 and comparable periods of 1997.

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

    Many things will affect our future sales.  They include:

      -  The weather
      -  Our electric rates
      -  Competitive forces
      -  Customer conservation efforts
      -  Wholesale demand
      -  The overall economy of our service area

    The following table reflects changes in retail electric energy deliveries for the three, six and twelve months ended June 30, 1998 from the comparable periods of 1997.
                               3 Months     6 Months     12 Months
                                 Ended        Ended        Ended
         Residential             20.1%        11.4%          7.0%
         Commercial              11.2%         7.6%          5.3%
         Industrial               1.8%         2.9%          3.4%
         Total Retail             9.4%         6.6%          5.0%

    Sales increased 9.4% for the three months and 1.6% for the six months ended June 30, 1998, primarily due to the increase in residential energy deliveries as a result of warmer spring temperatures.

    Partially offsetting these increases in sales was the implementation of an electric rate reduction of $10.0 million on June 1, 1998.

    Sales decreased 3.1% for the twelve months ended June 30, 1998, primarily due to electric rate decreases we implemented on February 1, 1997. Although energy deliveries increased, it was not enough to compensate for our lower electric rates. Also contributing to the decrease in sales was the decrease in wholesale and interchange sales.

    Cost of Sales: Items included in cost of sales are fuel expense and purchased power expense (electricity we purchase from others for resale).

    Electric fuel costs are included in base rates. Therefore, if we wished to recover an increase in fuel costs, we would have to file a request for recovery in a rate filing with the KCC which could be denied in whole or in part. Any increase in fuel costs from the projected average which the company did not recover through rates would reduce our earnings. The degree of any such impact would be affected by a variety of factors, however, and thus cannot be predicted.
<PAGE 16>
    Due to warmer than normal weather throughout the Midwest and lack of power available for purchase on the wholesale market, the wholesale power market has seen extreme volatility in prices and availability. This volatility could impact our cost of power purchases.

    Actual cost of fuel to generate electricity (coal, nuclear fuel, natural gas or oil) and the amount of power purchased from other utilities increased for each of the three periods ending June 30, 1998. Cost of sales were $10.3 million, $9.9 million, and $21.7 million higher for the three, six and twelve months ended June 30, 1998, respectively. With an increase in customer demand for electricity and the availability of our La Cygne coal generation station during 1998, we produced more electricity during the first six months of 1998 than in 1997. The increase in net generation caused our fossil fuel costs to increase for the three and six month periods ended June 30, 1998.

    The twelve month increase was primarily due to two of our generating stations being unavailable to produce power. Our Wolf Creek nuclear generating station was off-line in the fourth quarter of 1997 for scheduled maintenance and our La Cygne coal generation station was off-line during 1997 for an extended maintenance outage. As a result, we purchased more power from other utilities and burned more natural gas to generate electricity at our facilities. Natural gas is more costly to burn than coal and nuclear fuel for generating electricity.

    OPERATING EXPENSES

    Operating and Maintenance Expense: Total operating and maintenance expense decreased $9.0 million, $18.6 million, and $12.7 million for the three, six and twelve months ended June 30, 1998, respectively. The decreases were attributable to a decrease in KGE's portion of costs shared with Western Resources which are associated with the dispatching of electric power.

    Depreciation and Amortization Expense: Depreciation and amortization expense decreased $3.9 million and $8.4 million for the three and six months ended June 30, 1998 from the same periods in 1997, respectively, due to the completion of the amortization of phase-in revenues in December 1997. During the first six months of 1997, we recorded $8.8 million of amortization for phase-in revenues. Depreciation and amortization expense for the twelve months ended June 30, 1998 decreased less than $0.7 million from 1997 due to the additional amortization of $8.8 million relating to phase-in revenues recorded during the fourth quarter of 1997.

    Selling, General and Administrative Expense: Selling, general and administrative expense increased $4.9 million, $4.5 million, and $7.5 million for the three, six and twelve months ended June 30, 1998, respectively. Storm related restoration expenses and increased labor costs attributed to the increases.

    Other Income and Deductions: Other income (expense) includes miscellaneous income and expenses not directly related to our operations. Other income and (expense) for the second quarter of 1998 increased $6.0 million. Other income and (expense) for the six and twelve months ended June 30, 1998, increased $12.3 million and $4.7 million, respectively.
<PAGE 17>
    Interest Expense: Interest expense includes the interest we paid on outstanding debt. We realized a decrease in interest expense for each of the three periods ending June 30, 1998. Our average outstanding short-term debt balances were lower during all three periods which attributed to the decreases in interest expense. The interest we paid on long-term debt remained virtually unchanged for all three periods.


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

    Other than operations, our primary source of short-term cash is from short-term bank loans and unsecured lines of credit. At June 30, 1998, there were no short-term borrowings compared to $45.0 million at December 31, 1997. Proceeds from the repayment of advances to the company's parent company have been used to repay all current outstanding short-term debt. The proceeds received are reflected in the decrease in current assets, advances to parent company (net) on the Balance Sheets.


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

    On March 18, 1998, Western Resources and KCPL announced a restructuring of their February 7, 1997 merger agreement which will result in the formation of Westar Energy, a new regulated electric utility company. Under the terms of the merger agreement, the electric utility operations of Western Resources will be transferred to the company, and KCPL and the company will be merged into NKC, Inc., a subsidiary of Western Resources. NKC, Inc. will be renamed Westar Energy. In addition, under the merger agreement, KCPL shareowners will receive $23.50 of Western Resources common stock per KCPL share, subject to a collar mechanism, and one share of Westar Energy common stock per KCPL share. Upon consummation of the combination, Western Resources will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL, and the company.

    Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and the company, and $800 million from KCPL. Long-term debt of Western Resources and the company was $2.1 billion at June 30, 1998. Under the terms of the merger agreement, it is intended that Western Resources will be released from its obligations with respect to the company's debt to be assumed by Westar Energy.
<PAGE 18>
    Consummation of the merger is subject to customary conditions. On July 30, 1998 the Western Resources' shareowners and the shareowners of KCPL voted to approve the amended merger agreement at special meetings of shareowners. Western Resources estimates the transaction to close by mid-1999, subject to receipt of all necessary approvals from regulatory and government agencies.

    On August 7, 1998 Western Resources and KCPL filed an amended application with the Federal Energy Regulatory Commission (FERC) to approve the Western Resources/KCPL merger and the formation of Westar Energy.

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

    At June 30, 1998, Western Resources had deferred approximately $7 million related to the KCPL transaction. These costs will be included in the determination of total consideration upon consummation of the transaction.


OTHER INFORMATION

    YEAR 2000 ISSUE: We are currently addressing the effect of the Year 2000 Issue on our reporting systems and operations. We face the Year 2000 Issue because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". On January 1, 2000, some computer programs may incorrectly recognize the date as January 1, 1900. Some computer systems may incorrectly process critical financial and operational information, or stop processing altogether because of the date abbreviation. Calculations using the year 2000 will affect computer applications before January 1, 2000.

    We have recognized the potential adverse effects the Year 2000 Issue could have on our company. In 1996, we established a formal Year 2000 remediation program to investigate and correct these problems in the main computer systems of our company. In 1997, we expanded the program to include all business units and departments of our company. The goal of our program is to identify and assess every critical system potentially affected by the Year 2000 date change and to repair or replace those systems found to be incompatible with Year 2000 dates.

    We have completed approximately 75% of our contingency plan for all business units and departments of our company with the exception of WCNOC. WCNOC is currently pursuing their own contingency plan and their management does not believe that WCNOC will be substantially impacted. Our contingency plan includes pre-established action plans to work around any unforeseen operational impacts surrounding the century date change.
<PAGE 19>
    We have identified four major areas of risk: 1) Vendors and suppliers, 2) Banks and Financial Institutions, 3) Telecommunications, including phone systems and cellular phones and 4) Large customers. We are addressing these risks in our contingency plan and expect no significant operational impact on our ability to serve our customers, pay suppliers, or operate other areas of our business.

    We plan to have our Year 2000 readiness efforts substantially completed by the end of 1998, excluding WCNOC. WCNOC is pursuing their own Year 2000 plan. Western Resources currently estimates that total costs to update all of its and our systems for year 2000 compliance will be approximately $12 million. As of June 30, 1998 Western Resources has expensed approximately $3 million of these costs and based on what they now know, they expect to incur an additional $9 million in 1998 to complete our efforts. Western Resources has allocated a portion of these costs to our company.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

<PAGE 20>            KANSAS GAS AND ELECTRIC COMPANY
                   Part II Other Information


Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges
                      for 12 Months Ended June 30, 1998 (filed electronically)

         Exhibit 27 - Financial Data Schedule (filed electronically)

   (b)   Reports on Form 8-K:

         None


<PAGE 21>
                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


Date    August 12, 1998                 By     /s/ Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel