Form 10-Q
period 1998-09-30
KANSAS GAS & ELECTRIC CO /KS/
filed 1998-11-12
CIK 54496

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

   [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 1998


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

           Class                             Outstanding at November 12, 1998
 Common Stock (No par value)                           1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                 KANSAS GAS AND ELECTRIC COMPANY
                              INDEX



                                                                       Page

PART I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                     4 - 6

              Statements of Comprehensive Income                         7

              Statements of Cash Flows                                 8 - 9

              Statements of Shareowners' Equity                         10

              Notes to Financial Statements                             11

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    14

     Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                            24

Part II.  Other Information

     Item 3.  Defaults Upon Senior Securities                           25

     Item 4.  Submission of Matters to a Vote of Security Holders       25

     Item 5.  Other Information                                         25

     Item 6.  Exhibits and Reports on Form 8-K                          25

Signature                                                               26

                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)
                          (Unaudited)

                                                             September 30,     December 31,
                                                                  1998             1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .     $       42       $       43
  Accounts receivable, (net). . . . . . . . . . . . . . . .         97,372           66,654
  Advances to parent company (net). . . . . . . . . . . . .         72,643           72,558
  Inventories and supplies, at average cost . . . . . . . .         41,162           41,019
  Prepaid expenses and other. . . . . . . . . . . . . . . .         22,626           17,165
    Total Current Assets. . . . . . . . . . . . . . . . . .        233,845          197,439

PROPERTY, PLANT AND EQUIPMENT (net) . . . . . . . . . . . .      2,521,465        2,565,175

OTHER ASSETS:
  Regulatory assets . . . . . . . . . . . . . . . . . . . .        274,209          278,568
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         68,084           75,926
    Total Other Assets. . . . . . . . . . . . . . . . . . .        342,293          354,494

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     $3,097,603       $3,117,108


LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .     $     -          $   45,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         65,799           81,986
  Accrued liabilities . . . . . . . . . . . . . . . . . . .         48,916           32,745
  Accrued income taxes. . . . . . . . . . . . . . . . . . .         29,289            4,212
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          5,968            4,032
    Total Current Liabilities . . . . . . . . . . . . . . .        149,972          167,975

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,136          684,128
  Deferred income taxes and investment tax credits. . . . .        804,417          820,838
  Deferred gain from sale-leaseback . . . . . . . . . . . .        212,908          221,779
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         92,440           87,909
    Total Long-term Liabilities . . . . . . . . . . . . . .      1,793,901        1,814,654

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY (See Statements):
  Common stock, without par value,
       authorized and issued 1,000 shares . . . . . . . . .      1,065,634        1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . .         88,096           68,845
    Total Shareowners' Equity . . . . . . . . . . . . . . .      1,153,730        1,134,479

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY . . . . . . . . .     $3,097,603       $3,117,108



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                                    1998           1997
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  216,034     $  191,066

COST OF SALES . . . . . . . . . . . . . . . . . . . . .              58,419         34,797

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             157,615        156,269

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .              36,518         46,009
  Depreciation and amortization . . . . . . . . . . . .              24,503         28,385
  Selling, general and administrative expense . . . . .              15,531         15,151
      Total Operating Expenses. . . . . . . . . . . . .              76,552         89,545

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .              81,063         66,724

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .              (1,003)        (1,542)

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . .              80,060         65,182

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              11,507         11,526
  Interest expense on short-term debt and other . . . .                 813            975
      Total Interest Expense. . . . . . . . . . . . . .              12,320         12,501

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .              67,740         52,681

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .              24,411         20,906

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   43,329     $   31,775



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1998           1997
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  513,416     $  483,683

COST OF SALES . . . . . . . . . . . . . . . . . . . . .             121,307         87,561

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             392,109        396,122

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .             111,002        139,310
  Depreciation and amortization . . . . . . . . . . . .              73,612         85,877
  Selling, general and administrative expense . . . . .              46,287         41,426
      Total Operating Expenses. . . . . . . . . . . . .             230,901        266,613

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .             161,208        129,509

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .              10,475         (2,373)

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . .             171,683        127,136

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              34,501         34,533
  Interest expense on short-term debt and other . . . .               2,511          3,531
      Total Interest Expense. . . . . . . . . . . . . .              37,012         38,064

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .             134,671         89,072

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .              40,420         30,633

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   94,251     $   58,439



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                       September 30,
                                                                    1998           1997
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  644,178     $  636,983

COST OF SALES . . . . . . . . . . . . . . . . . . . . .             163,502        115,354

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             480,676        521,629

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .             151,683        178,675
  Depreciation and amortization . . . . . . . . . . . .             111,158        115,863
  Selling, general and administrative expense . . . . .              62,128         55,696
      Total Operating Expenses. . . . . . . . . . . . .             324,969        350,234

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .             155,707        171,395

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .               8,826         (2,219)

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . .             164,533        169,176

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              46,030         46,033
  Interest expense on short-term debt and other . . . .               3,368          6,983
      Total Interest Expense. . . . . . . . . . . . . .              49,398         53,016

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .             115,135        116,160

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .              27,195         35,136

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   87,940     $   81,024



The Notes to Financial Statements are an integral part of these statements.

                KANSAS GAS AND ELECTRIC COMPANY
               STATEMENTS OF COMPREHENSIVE INCOME
                     (Dollars in Thousands)
                          (Unaudited)

                                                                      Three Months Ended
                                                                         September 30,
                                                                     1998            1997
Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $   43,329      $   31,775

Other comprehensive income. . . . . . . . . . . . . . . . .             -               -

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $   43,329      $   31,775






                                                                      Nine Months Ended
                                                                         September 30,
                                                                     1998            1997

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $   94,251      $   58,439

Other comprehensive income. . . . . . . . . . . . . . . . .             -               -

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $   94,251      $   58,439






                                                                      Twelve Months Ended
                                                                         September 30,
                                                                     1998            1997

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $   87,940      $   81,024

Other comprehensive income. . . . . . . . . . . . . . . . .             -               -

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $   87,940      $   81,024


The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   94,251     $   58,439
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .        73,612         85,877
  Amortization of gain from sale-leaseback. . . . . . . . . .        (8,871)        (8,324)
  Changes in working capital items:
    Accounts receivable, (net). . . . . . . . . . . . . . . .       (30,718)        (5,672)
    Inventories and supplies. . . . . . . . . . . . . . . . .          (143)         3,770
    Prepaid expenses and other. . . . . . . . . . . . . . . .        (5,461)        (8,767)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .       (16,187)         2,319
    Accrued liabilities . . . . . . . . . . . . . . . . . . .        16,171         11,773
    Accrued income taxes. . . . . . . . . . . . . . . . . . .        25,077         (3,924)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .         1,936            280
  Changes in other assets and liabilities . . . . . . . . . .        13,046         12,620
      Net cash flows from operating activities. . . . . . . .       162,713        148,391

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . . .       (42,544)       (65,760)
      Net cash flows (used in) investing activities . . . . .       (42,544)       (65,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       (45,000)      (222,300)
  Advances to parent company (net). . . . . . . . . . . . . .           (85)       214,734
  Retirements of long-term debt . . . . . . . . . . . . . . .           (85)           (65)
  Dividends to parent company . . . . . . . . . . . . . . . .       (75,000)       (75,000)
     Net cash flows (used in) financing activities. . . . . .      (120,170)       (82,631)

NET (DECREASE) IN CASH AND CASH EQUIVALENT. . . . . . . . . .            (1)             0

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . . .            43             44
  End of period . . . . . . . . . . . . . . . . . . . . . . .    $       42     $       44


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   58,196      $  57,609
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        26,020         52,100


The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                       September 30,
                                                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   87,940     $   81,024
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .       111,158        115,863
  Amortization of gain from sale-leaseback. . . . . . . . . .       (11,828)       (10,734)
  Changes in working capital items:
    Accounts receivable, (net). . . . . . . . . . . . . . . .       (16,029)         4,898
    Inventories and supplies. . . . . . . . . . . . . . . . .        (1,286)         6,038
    Prepaid expenses and other. . . . . . . . . . . . . . . .         3,132         (2,644)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        14,661          7,366
    Accrued liabilities . . . . . . . . . . . . . . . . . . .           688         (5,166)
    Accrued income taxes. . . . . . . . . . . . . . . . . . .        21,985        (13,317)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .         1,842            391
  Changes in other assets and liabilities . . . . . . . . . .       (10,587)        21,646
      Net cash flows from operating activities. . . . . . . .       201,676        205,365

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . . .       (64,949)       (86,740)
      Net cash flows (used in) investing activities . . . . .       (64,949)       (86,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .          -          (210,000)
  Advances to parent company (net). . . . . . . . . . . . . .       (36,644)       191,420
  Retirements of long-term debt . . . . . . . . . . . . . . .           (85)           (65)
  Dividends to parent company . . . . . . . . . . . . . . . .      (100,000)      (100,000)
     Net cash flows (used in) financing activities. . . . . .      (136,729)      (118,645)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .            (2)           (20)

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . . .            44             64
  End of period . . . . . . . . . . . . . . . . . . . . . . .    $       42     $       44


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   75,005     $   76,448
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        26,020         62,600


The Notes to Financial Statements are an integral part of these statements.

                   KANSAS GAS AND ELECTRIC COMPANY
                 STATEMENTS OF SHAREOWNERS' EQUITY
                       (Dollars in Thousands)
                            (Unaudited)

                                  Three Months Ended       Nine Months Ended      Twelve Months Ended
                                     September 30,           September 30,           September 30,
                                    1998        1997        1998        1997        1998        1997
Common Stock:
  Ending balance . . . . . . . . $1,065,634  $1,065,634  $1,065,634  $1,065,634  $1,065,634  $1,065,634

Retained Earnings:
  Beginning balance. . . . . . .     69,767      93,381      68,845     116,717     100,156     119,132
  Net income . . . . . . . . . .     43,329      31,775      94,251      58,439      87,940      81,024
  Dividends to parent company. .    (25,000)    (25,000)    (75,000)    (75,000)   (100,000)   (100,000)
  Ending balance . . . . . . . .     88,096     100,156      88,096     100,156      88,096     100,156

Accumulated Other Comprehensive
Income (net):
  Ending balance . . . . . . . .       -           -           -           -           -           -


Total Shareowners' Equity        $1,153,730  $1,165,790  $1,153,730  $1,165,790  $1,153,730  $1,165,790





The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business:  Kansas Gas and Electric Company (the company,
KGE) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The company is engaged principally in the production, purchase, transmission, distribution, and sale of electricity. The company serves approximately 280,000 electric customers in southeastern Kansas. At September 30, 1998, the company had no employees. All employees are provided by the company's parent, Western Resources which allocates costs related to the employees of the company.

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

    On March 18, 1998, Western Resources and KCPL announced a restructuring of their February 7, 1997 merger agreement which will result in the formation of Westar Energy, a new regulated electric utility company. Under the terms of the merger agreement, the electric utility operations of Western Resources will be transferred to the company, and KCPL and the company will be merged into NKC, Inc., a subsidiary of Western Resources. NKC, Inc. will be renamed Westar Energy. In addition, under the terms of the merger agreement, KCPL shareowners will receive Western Resources common stock which is subject to a collar mechanism of not less than .449 nor greater than .722, provided the amount of Western Resources common stock received may not exceed $30.00, and one share of Westar Energy common stock per KCPL share. The Western Resources Index Price is the 20 day average of the high and low closing sale prices for Western Resources common stock on the NYSE ending ten days prior to closing. If the Western Resources Index Price is less than or equal to $29.78 on the fifth day prior to the effective date of the combination, either party may terminate the agreement. Upon consummation of the combination, Western Resources will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL, and the company.

    Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and the company, and $800 million from KCPL. Long-term debt of Western Resources, excluding Protection One (a subsidiary of Western Resources), and the company was $2.5 billion at September 30, 1998. Under the terms of the merger agreement, it is intended that Western Resources will be released from its obligations with respect to the company's debt to be assumed by Westar Energy.

    Consummation of the merger is subject to customary conditions. On July 30, 1998 the Western Resources' shareowners and the shareowners of KCPL voted to approve the amended merger agreement at special meetings of shareowners. Western Resources estimates the transaction to close in 1999, subject to receipt of all necessary approvals and consents.

    Western Resources and KCPL have filed applications with the Kansas Corporation Commission, Missouri Public Service Commission, Federal Energy Regulatory Commission (FERC) and Nuclear Regulatory Commission to approve the Western Resources/KCPL combination and the formation of Westar Energy.

    KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. The company, KCPL and Western Resources have joint interests in certain electric generating assets, including Wolf Creek.

    At September 30, 1998, Western Resources had deferred approximately $12 million related to the KCPL transaction. These costs will be included in the determination of total consideration upon consummation of the transaction.


    For additional information on the Merger Agreement with KCPL, see Western Resources' Registration Statement on Form S-4 filed on June 9, 1998.


3.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The company is associated with three former manufactured gas sites which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analyses. At September 30, 1998, the costs incurred for preliminary site investigation and risk assessment have been minimal.

    For additional information on Commitments and Contingencies, see Note 2 of the company's 1997 Annual Report on Form 10-K.


4.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 36.0%,30.0% and 23.6% for the three, nine and twelve month periods ended September 30, 1998 compared to 39.7%, 34.4% and 30.2% for the three, nine and twelve months ended September 30, 1997. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits, benefits from corporate-owned life insurance, and accelerated amortization of certain deferred income taxes.

                 KANSAS GAS AND ELECTRIC COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

    In Management's Discussion and Analysis we explain the general financial condition and the operating results for the company. We explain:

      -  What factors affect our business
      - What our earnings and costs were for the three, nine and twelve month periods ended September 30, 1998 and 1997
      -  Why these earnings and costs differed from period to period
      -  How our earnings and costs affect our overall financial condition
      - Any other items that particularly affect our financial condition or earnings

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1997 Annual Report on Form 10-K and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's 1997 Annual Report on Form 10-K.

    Forward-Looking Statements: Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, interest and dividend rates, Year 2000 issues, environmental matters, changing weather, nuclear operations and accounting matters. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing state and federal activities; future economic conditions; legislative developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.


FINANCIAL CONDITION

    General: Net income for the three, nine and twelve months ended September 30, 1998 of $43.3 million, $94.3 million, and $87.9 million increased substantially from net income of $31.8 million, $58.4 million, and $81.0 million for the same periods in 1997, respectively. The increases in net income were primarily due to increased electric sales because of warmer than normal weather, lower operating and maintenance costs, the completion of the amortization of phase-in revenues in December 1997, and death benefits received from corporate-owned life insurance policies.

    Our net income has been negatively impacted by the effect of reductions in our electric rates. Since 1996, we reduced our electric rates in accordance with orders from the Kansas Corporation Commission, which will also include an additional $10 million rate reduction in June 1999. The total annual cumulative effect of these rate reductions is approximately $65 million. We also had a one-time rate rebate totaling $2.3 million in January 1998 and will have an additional rate rebate of $2.3 million in January 1999. All rate reductions have a continuing effect while rate rebates are one-time events and do not influence future rates.

    Our net income this year has been favorably impacted by certain events.
We are unable to predict the likelihood, however, of these events recurring in the future. We experienced warmer than normal weather during the summer months which contributed to higher sales and during the year, we recorded income of $13.7 million due to death benefits received from our corporate-owned life insurance policies.


OPERATING RESULTS

    The following discussion explains significant changes in results of sales, cost of sales, operating expenses, other income (expense), interest expense and income taxes between the three, nine and twelve month periods ended September 30, 1998 and comparable periods of 1997.

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

    Many things will affect our future sales.  They include:

      -  The weather
      -  Our electric rates
      -  Competitive forces
      -  Customer conservation efforts
      -  Wholesale demand
      -  The overall economy of our service area

    Sales increased 13.1% for the three months ended September 30, 1998, primarily due to the increase in residential energy deliveries as a result of warmer summer temperatures. This increase was partially offset by our reduced electric rates implemented on June 1, 1998.

    Sales increased 6.1% for the nine months ended September 30, 1998, primarily due to the increase in residential energy deliveries as a result of warmer summer temperatures. This increase was partially offset by our reduced electric rates implemented on February 1, 1997 and on June 1, 1998.

    Sales increased 1.1% for the twelve months ended September 30, 1998, primarily due to the increase in energy deliveries in all retail classes. This increase was partially offset by our reduced electric rates implemented on February 1, 1997 and on June 1, 1998.

    The following table reflects changes in retail electric energy deliveries for the three, nine and twelve months ended September 30, 1998 from the comparable periods of 1997.
                               3 Months     9 Months     12 Months
                                 Ended        Ended        Ended
         Residential             16.3%        13.5%          8.4%
         Commercial              10.9%         8.9%          7.4%
         Industrial              (0.1)%        1.9%          2.6%
         Total Retail             8.6%         7.4%          5.6%

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

    Due to warmer than normal weather throughout the Midwest and lack of power available for purchase on the wholesale market, the wholesale power market has seen extreme volatility in prices and availability. We believe future volatility, such as that recently experienced in the market, could impact our cost of power purchases.

    Actual cost of fuel to generate electricity (coal, nuclear fuel, natural gas or oil) and the amount of power purchased from other utilities increased for each of the three periods ending September 30, 1998. Cost of sales increased 68% for the three months ended, 39% for the nine months ended and 42% for the twelve months ended September 30, 1998. With an increase in customer demand for electricity and the availability of our La Cygne coal generation station during 1998, we produced more electricity during the first nine months of 1998 than in 1997. The increase in net generation caused our fossil fuel costs to increase for the three and nine month periods ended September 30, 1998.

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

    OPERATING EXPENSES

    Operating and Maintenance Expense: Total operating and maintenance expense decreased 21% for the three months, 20% for the nine months, and 15% for the twelve months ended September 30, 1998. The decreases were attributable to a decrease in KGE's portion of costs shared with Western Resources which are associated with the dispatching of electric power.

    We expect our operating and maintenance expense to increase when we bring an inactive generating plant back into active service in 1999 and when we put new peaking generators in service in 2000 and 2001. See LIQUIDITY AND CAPITAL RESOURCES below for further discussion of these projects.

    Depreciation and Amortization Expense: Depreciation and amortization expense decreased 14% for the three months and nine months ended September 30, 1998 due to the completion of the amortization of phase-in revenues in December 1997. During the first nine months of 1997, we recorded $13.2 million of amortization for phase-in revenues. Depreciation and amortization expense for the twelve months ended September 30, 1998 decreased 4% due to the additional amortization of $8.8 million relating to phase-in revenues recorded during the fourth quarter of 1997.

    Selling, General and Administrative Expense: Selling, general and administrative expense increased 3% for the three months ended, 12% for the nine months ended, and 12% for the twelve months ended September 30, 1998. Storm related restoration expenses and increased labor costs attributed to the increases.

    Other Income (Expense): Other income (expense) includes miscellaneous income and expenses not directly related to our operations. Other income and (expense) for the third quarter of 1998 increased $0.5 million. Other income and (expense) for the nine and twelve months ended September 30, 1998, increased $12.8 million and $11.0 million, respectively. These increases are primarily attributable to benefits received during 1998 pursuant to our corporate-owned life insurance policies totaling $13.7 million.

    Interest Expense: Interest expense includes the interest we incurred on outstanding debt. Interest expense decreased 1% for the three months ended, 3% for the nine months ended, and 7% for the twelve months ended September 30, 1998. Our average outstanding short-term debt balances were lower during all three periods which attributed to the decreases in interest expense. The interest we paid on long-term debt remained virtually unchanged for all three periods.


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

    Other than operations, our primary source of short-term cash is from short-term bank loans and unsecured lines of credit. At September 30, 1998, there were no short-term borrowings compared to $45.0 million at December 31, 1997. Proceeds from the repayment of advances to the company's parent company have been used to repay all current outstanding short-term debt. The proceeds received are reflected in the decrease in current assets, advances to parent company (net) on the Balance Sheets.

    We announced plans to install three new combustion turbine generators for use as peaking units. The installed capacity of the three new generators will approximate 300 MW. The first two units are scheduled to be placed in operation in 2000 and the third is scheduled to be placed in operation in 2001. We estimate that the project will require $120 million in capital resources through the completion of the project in 2001. In addition, we are planning to return our inactive generation plant in Neosho, Kansas to active service in 1999 at an estimated cost of $0.7 million.


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

    On March 18, 1998, Western Resources and KCPL announced a restructuring of their February 7, 1997 merger agreement which will result in the formation of Westar Energy, a new regulated electric utility company. Under the terms of the merger agreement, the electric utility operations of Western Resources will be transferred to the company, and KCPL and the company will be merged into NKC, Inc., a subsidiary of Western Resources. NKC, Inc. will be renamed Westar Energy. In addition, under the terms of the merger agreement, KCPL shareowners will receive Western Resources common stock which is subject to a collar mechanism of not less than .449 nor greater than .722, provided the amount of Western Resources common stock received may not exceed $30.00, and one share of Westar Energy common stock per KCPL share. The Western Resources Index Price is the 20 day average of the high and low closing sale prices for Western Resources common stock on the NYSE ending ten days prior to closing. If the Western Resources Index Price is less than or equal to $29.78 on the fifth day prior to the effective date of the combination, either party may terminate the agreement. Upon consummation of the combination, Western Resources will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL, and the company.

    Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and the company, and $800 million from KCPL. Long-term debt of Western Resources, excluding Protection One (a subsidiary of Western Resources), and the company was $2.5 billion at September 30, 1998. Under the terms of the merger agreement, it is intended that Western Resources will be released from its obligations with respect to the company's debt to be assumed by Westar Energy.

    Consummation of the merger is subject to customary conditions. On July 30, 1998 the Western Resources' shareowners and the shareowners of KCPL voted to approve the amended merger agreement at special meetings of shareowners. Western Resources estimates the transaction to close in 1999, subject to receipt of all necessary approvals and consents.

    Western Resources and KCPL have filed applications with the Kansas Corporation Commission, Missouri Public Service Commission, Federal Energy Regulatory Commission (FERC) and Nuclear Regulatory Commission to approve the Western Resources/KCPL combination and the formation of Westar Energy.

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

    At September 30, 1998, Western Resources had deferred approximately $12.2 million related to the KCPL transaction. These costs will be included in the determination of total consideration upon consummation of the transaction.


OTHER INFORMATION

    YEAR 2000 ISSUE: We, as part of the Western Resources Year 2000 readiness program, are currently addressing the effect of the Year 2000 Issue on information systems and operations. We face the Year 2000 Issue because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". On January 1, 2000, some computer programs may incorrectly recognize the date as January 1, 1900. Some computer systems and applications may incorrectly process critical information or may stop processing altogether because of the date abbreviation. Calculations using dates beyond December 31, 1999 may affect computer applications before January 1, 2000.

    We have recognized the potential adverse effects the Year 2000 Issue could have on our company. The company shares information and computer systems with Western Resources. In 1996, we established a formal Year 2000 readiness program to investigate and correct these problems in the main computer systems of our company. In 1997, we expanded the program to include all business units and departments of our company, using a common methodology. The Year 2000 issues concerning the Wolf Creek nuclear operating plant are discussed under WCNOC below.

    The goal of our Year 2000 readiness program is to identify and assess all critical computer programs, computer hardware and embedded systems potentially affected by the Year 2000 date change, to repair or replace those systems found to be incompatible with Year 2000 dates, and to develop predetermined actions to be used as contingencies in the event any critical business function fails unexpectedly or is interrupted. The program is directed by a written policy which provides the guidance and methodology to the departments and business units to follow. Due to varying degrees of exposure of departments and business units to the Year 2000 Issue, some departments and business units are further along in their readiness efforts than others. All departments have completed the awareness, inventory, and assessment phases, and have developed their initial contingency plans. Several smaller departments and business units have completed the assessment, remediation, and testing phases. The majority of our current efforts are in the remediation and testing phases. Overall, based on manhours as a measure of work effort, we believe we are approximately 70% completed with our readiness efforts.

    The estimated progress of our departments and business units, exclusive of WCNOC, at September 30, 1998, based on manhours, is as follows:

                                               Percentage
      Department/Business Unit                 Completion

    Electric Generation Services. . . . . .        65%
    Energy Distribution Services. . . . . .        65%
    Electric Transmission . . . . . . . . .        75%
    Information Technology. . . . . . . . .        65%
    Administrative. . . . . . . . . . . . .        75%

    Our Year 2000 readiness program addresses all Information Technology (IT) and non-IT issues which may be impacted by the Year 2000 Issue. We have included commercial computer software, including mainframe, client/server, and desktop software; internally developed computer software, including mainframe, client/server, and desktop software; computer hardware, including mainframe, client/server, desktop, network, communications, and peripherals; devices using embedded computer chips, including plant equipment, controls, sensors, facilities equipment, heating, ventilating, and air conditioning (HVAC) equipment; and relationships with third-party vendors, suppliers, and customers. Our program requires testing as a method for verifying the Year 2000 readiness of an item. For those items which are impossible to test, other methods are being used to identify the readiness status, provided adequate contingency plans are established to provide a workaround or backup for the item. We plan to have our Year 2000 readiness efforts substantially completed by the end of 1998.

    Western Resources currently estimates that total costs to update all of its electric utility operating systems for Year 2000 readiness, excluding costs associated with WCNOC discussed below, to be approximately $7 million, of which $4 million represents IT costs and $3 million represents non-IT costs. As of September 30, 1998 Western Resources has expensed approximately $3.5 million of these costs, of which $3 million represent IT costs and $0.5 million represent non-IT costs. Based on what they know, they expect to incur the remaining $3.5 million, of which $1 million represents IT costs and $2.5 million represents non-IT costs, by the end of 1999. These costs include labor costs for both company employees and contract personnel used in our Year 2000 program, and non-labor costs for software tools used in our remediation and testing efforts, replacement software, replacement hardware, replacement embedded devices, and miscellaneous costs associated with their
testing and replacement.    Western Resources has allocated approximately $1.4
million of the expensed costs to our company and we expect an additional $1.4 million to be allocated for the remaining costs to be incurred.

    We have identified the following major areas of risk relating to our Year 2000 Issue exposure: 1) vendors and suppliers, 2) internal plant controls and systems, 3) telecommunications, including phone systems and cellular phones,
4) large customers, and 5) rail transportation. We consider vendors and suppliers a risk because of the lack of control we have over their operations. We are in the process of contacting by letter each vendor or supplier critical to our operations for information pertaining to their Year 2000 readiness. We consider our plant controls and systems a risk due to the complexity, variety, and extent of the embedded systems. We consider telecommunications a risk because it performs a critical function in a large number of our business processes and plant control functions. We consider large customers a risk because of the influence their electrical usage patterns have on our electrical generation and distribution systems. We consider rail transportation a risk because of our dependence for delivery of coal used at our coal-fired generating plants.

    The most reasonably likely worst case scenario we anticipate is the loss or partial interruption of local and long-distance telephone service, the interruption or significant delay to rail service effecting the coal deliveries to our generating plants, the unscheduled shut-down of the Wolf Creek nuclear operating plant, the potential loss of load from one or more large customers, and the loss of minimal generating capacity in the region for brief periods of time. Approximately 44% of our generating capacity utilizes coal as fuel and 22% of our generating capacity is attributed to Wolf Creek.

    We are addressing these risks in our contingency plans, and have or will be implementing a number of action plans in advance to mitigate these and other potential risks. Our contingency plans include pre-established actions to deal with potential operational impacts. For example, we have installed a company-wide trunked radio system which can be used in place of the commercial telecommunications systems, in the event those systems are interrupted. We plan to place in service, at reduced output, generating units which would normally not be in service to help accommodate load shifts that would be caused by a large customer suddenly dropping or significantly reducing their electricity usage, or in the event of unexpected loss of some of our generation capacity or generation capacity of others in the region. In addition, we generally maintain more than a 30-day supply of coal at each of our coal-fired generating plants, reducing the effect of any temporary interruption of rail transportation and an unscheduled temporary shut-down of the Wolf Creek nuclear operating plant discussed below.

    While all business units and departments have developed contingency plans to cover essential business functions and anticipated possible Year 2000-related failure or interruption, these plans are continually reviewed and updated based on information learned as our Year 2000 readiness efforts proceed.

    WOLF CREEK NUCLEAR OPERATING CORPORATION (WCNOC): WCNOC has been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. WCNOC is developing a plan to effect the readiness of the plant for the coming of the Year 2000. This plan is designed to closely parallel the guidance provided by the Nuclear Energy Institute and the Nuclear Regulatory Commission (NRC). WCNOC is partnering with several industry groups to share information regarding evaluating items that are Year 2000 sensitive. As applications and devices are confirmed to be Year 2000 non-compliant, business decisions are being made to repair or retire the item.

    On May 11,1998 the NRC issued Generic Letter 98-01 entitled "Year 2000 Readiness of Computer Systems at Nuclear Power Plants." This letter expressed the NRC's expectations with regard to Year 2000 readiness. The letter also requires the licensee to file its Year 2000 plan and status report no later than July 1, 1999.

    In order to access the licensees progress in preparing for Year 2000, the NRC has scheduled audits at various nuclear power plant facilities during 1998 and early 1999. One of these audits will be conducted at WCNOC during the month of November, 1998. The objectives of this audit are as follows:

   - To assess the effectiveness of licensee programs for achieving Year 2000 readiness and in addressing compliance with the terms and conditions of their license and NRC regulations and continued safe operation.

   - To evaluate program implementation activities to assure that licensees are on schedule to achieve Year 2000 readiness in accordance with General Letter 98-01 guidelines.

   - To assess the licensee contingency planning for addressing risks associated with events resulting from Year 2000 problems.

    Any open items resulting from the audit will be discussed with the licensee along with the avenue to achieve resolution.

    Since Wolf Creek was designed during the 1970 and 1980s, most of the originally installed electronic plant equipment did not contain microprocessors. During this time frame, the NRC would not allow components required for safe shutdown of the plant to contain microprocessors. For these reasons, there is minimal Year 2000 risk associated with being able to safely shutdown the plant and maintain it in a safe shutdown condition. During the years since original construction, microprocessor based electronic components have been added in non-safe shutdown applications. Some of these (only two identified thus far and no others are anticipated) could shutdown the plant. Special attention will be paid to these devices to ensure that there is minimal Year 2000 risk associated with them.

    In the original design and through plant modifications, microprocessor based components were installed in plant monitoring applications such as the radiation monitoring equipment and the plant information computer. Similarly, in the area of non-plant operation computers and applications, WCNOC has several items which will require remediation. There is a possibility that these devices could cause a Year 2000 problem. Failure to adequately remediate any Year 2000 problems could require the plant's operations be limited or shutdown.

    WCNOC is developing contingency plans to address risk associated with Year 2000 Issues. These plans generally follow the guidance contained in NUCLEAR ENERGY INSTITUTE/NUCLEAR UTILITY SOFTWARE MANAGEMENT GROUP 98-07, NUCLEAR UTILITY READINESS CONTINGENCY PLANNING. The steps to be taken involve the determination of which items present a critical risk to the facility, review of the identified risks, determining mitigation strategies, and ensuring that each responsible organization develops appropriate contingency plans.

    WCNOC estimates that the most reasonably likely worse case scenario would be a temporary plant shutdown due to external electrical grid disturbances. While these disturbances may result in a temporary shutdown, the safety of the plant will not be compromised and the unit should restart shortly after the grid disturbance has been corrected.

    The table below sets forth estimates of the status of the components of WCNOC's Year 2000 readiness program at September 30, 1998.

                                                                  Estimated
                                                                  Completion      Percentage
                   Phase                                             Date         Completion
   Identification and assessment of plant components                Mar 99            75%
   Identification and assessment of computers/software (Note 1)     Jun 99            20%
   Identification and Assessment of Other Areas (Note 2)            Jun 99            10%
   Identified remediations complete (Note 3)                        Sep 99            10%
   Comprehensive testing guidelines                                                  100%
   Comprehensive testing                                            Jun 99             0%
   Contingency planning guidelines                                                   100%
   Contingency planning individual plans                            Mar 99             0%

   Note 1 - Several computers are on three year lease and will not be obtained until 1999.
   Note 2 - Includes items such as measuring/test and telecommunications equipment.
   Note 3 - Two major modifications are currently scheduled to be completed after June 1999, the remaining remediations are presently scheduled for completion prior to July 1999.

    WCNOC has established a goal of completing all assessments of affected systems by the end of the second quarter of 1999, with remediations being completed by the end of the third quarter. Remediations are being planned and initiated as the detailed assessment phase identifies the need, not at the end of the assessment period. The areas where the greatest potential for necessary remediations and/or more complex remediations could result were the first ones targeted for assessment so remediation planning could be started earlier. Many remediations will be completed before the end of the assessment period. In addition, WCNOC is communicating with others with which its systems interface or on which they rely with respect to those companies' Year 2000 compliance. Letters have been sent to all pertinent vendors to acquire this information.

    WCNOC has estimated the costs to complete the Year 2000 project at $4.6 million ($2.1 million, company's share). As of September 30, 1998, $0.6 million ($0.3 million, company's share) had been spent on the project. A summary of the projected costs and actual costs through September 30, 1998 is as follows:

                                       Projected      Actual
                                         Costs        Costs
                                       (Dollars in Thousands)

     Wolf Creek Labor and Expenses       $  494        $191
     Contractor Costs                       646         262
     Remediation Costs                    3,493         160
       Total                             $4,633        $613

     Approximately $3.5 million ($1.6 million, company's share) of WCNOC's total Year 2000 cost is associated with remediation. Of these remediation costs, $2.4 million ($1.1 million, company's share) are associated with 7 major jobs which are in the initial stages. All of these costs are being expensed as they are incurred and are being funded on a daily basis along with our normal costs of operations. In order to minimize the effects of delaying other information technology projects, WCNOC has and will continue to augment staffing during the identification and remediation phases of the project.
This staffing, which will include both programmers and technical support personnel, will also be available during the testing and initial operating phases of the various systems.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

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

         Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges
                      for 12 Months Ended September 30, 1998 (filed electronically)

         Exhibit 27 - Financial Data Schedule (filed electronically)

   (b)   Reports on Form 8-K:

         None

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


Date    November 12, 1998             By     /s/ Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel