Form 10-K
period 1998-12-31
KANSAS GAS & ELECTRIC CO /KS/
filed 1999-03-31
CIK 54496

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-K
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended December 31, 1998


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

 Common Stock, No par value                              1,000 Shares
   (Title of each class)                      (Outstanding at March 31, 1999)

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

                 KANSAS GAS AND ELECTRIC COMPANY
                            FORM 10-K
                        December 31, 1998

                        TABLE OF CONTENTS

     Description                                                       Page

PART I
     Item 1.  Business                                                   3

     Item 2.  Properties                                                13

     Item 3.  Legal Proceedings                                         14

     Item 4.  Submission of Matters to a Vote of
                Security Holders                                        14

PART II
     Item 5.  Market for Registrant's Common Equity and
                Related Stockholder Matters                             15

     Item 6.  Selected Financial Data                                   15

     Item 7.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              16

     Item 7A. Quantitative and Qualitative Disclosures
                About Market Risk                                       32

     Item 8.  Financial Statements and Supplementary Data               33

     Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     54

PART III
     Item 10. Directors and Executive Officers of the
                Registrant                                              55

     Item 11. Executive Compensation                                    56

     Item 12. Security Ownership of Certain Beneficial
                Owners and Management                                   56

     Item 13. Certain Relationships and Related Transactions            56

PART IV
     Item 14. Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                     57

     Signatures                                                         60

                              PART I

ITEM 1.  BUSINESS


GENERAL

    Kansas Gas and Electric Company (the company, KGE) is an electric public utility engaged in the generation, transmission, distribution and sale of electric energy in southeastern Kansas including the Wichita metropolitan area. We are a wholly-owned subsidiary of Western Resources, Inc. (Western Resources). We own 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). Our corporate headquarters are located in Wichita, Kansas. We have no gas properties. At December 31, 1998, we had no employees. All employees are provided by our parent company, Western Resources.

    On February 7, 1997, Western Resources signed a merger agreement with Kansas City Power & Light Company (KCPL) by which KCPL would be merged with and into Western Resources in exchange for Western Resources common stock. In December 1997, representatives of Western Resources' financial advisor indicated that they believed it was unlikely that they would be in a position to issue a fairness opinion required for the merger on the basis of the previously announced terms.

    On March 18, 1998, Western Resources and KCPL agreed to a restructuring of their February 7, 1997, merger agreement which will result in the formation of Westar Energy, a new electric company. Under the terms of the merger agreement, the electric utility operations of Western Resources will be transferred to the company, and KCPL and the company will be merged into NKC, Inc., a subsidiary of Western Resources. NKC, Inc. will be renamed Westar Energy. In addition, under the terms of the merger agreement, KCPL shareholders will receive Western Resources common stock which is subject to a collar mechanism of not less than .449 nor greater than .722, provided the amount of Western Resources common stock received may not exceed $30.00, and one share of Westar Energy common stock per KCPL share. The Western Resources Index Price is the 20 day average of the high and low sale prices for Western Resources common stock on the NYSE ending ten days prior to closing. If the Western Resources Index Price is less than or equal to $29.78 on the fifth day prior to the effective date of the combination, either party may terminate the agreement. Upon consummation of the combination, Western Resources will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareholders will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL, and the company.

    Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and the company, and $800 million of debt of KCPL. Long-term debt of Western Resources, excluding Protection One, Inc. (a subsidiary of Western Resources), and the company was $2.5 billion at December 31, 1998. Under the terms of the merger agreement, it is intended that Western Resources will be released from its obligations with respect to the company's debt to be assumed by Westar Energy. For additional information concerning the company's long-term debt and obligations under the La

Cygne sale leaseback arrangements which will become obligations of Westar Energy, see Note 5 and Note 6 of Notes to Financial Statements.

    Consummation of the merger is subject to customary conditions. On July 30, 1998, Western Resources' shareholders and the shareholders of KCPL voted to approve the amended merger agreement at special meetings of shareholders. Western Resources estimates the transaction to close in 1999, subject to receipt of all necessary approvals from regulatory and government agencies.

    In testimony filed in February 1999, the Kansas Corporation Commission
(KCC) staff recommended the merger be approved but with conditions which Western Resources believes would make the merger uneconomical. The KCC is under no obligation to accept the KCC staff recommendation. In addition, legislation has been proposed in Kansas that could impact the transaction. Western Resources does not anticipate the proposed legislation to pass in its current form. Western Resources is not able to predict whether any of these initiatives will be adopted or their impact on the transaction, which could be material.

    On August 7, 1998, Western Resources and KCPL filed an amended application with the Federal Energy Regulatory Commission (FERC) to approve the Western Resources/KCPL merger and the formation of Westar Energy.

    Western Resources has received procedural schedule orders in Kansas and Missouri. These schedules indicate hearing dates beginning May 3, 1999 in Kansas and July 26, 1999 in Missouri.

    KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. KCPL, Western Resources, and the company have joint interests in certain electric generating assets, including Wolf Creek. For additional information, see "Financing" below, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of Notes to Financial Statements.

    The United States electric utility industry is evolving from a regulated monopolistic market to a competitive marketplace. The 1992 Energy Policy Act began deregulating the electricity industry. The Energy Policy Act permitted the FERC to order electric utilities to allow third parties the use of their transmission systems to sell electric power to wholesale customers. A wholesale sale is defined as a utility selling electricity to a "middleman", usually a city or its utility company, to resell to the ultimate retail customer. As part of the 1992 acquisition of the company by Western Resources, we agreed to open access of our transmission system for wholesale transactions. In 1996, FERC issued order 888 and 889 requiring all jurisdictional utilities to open their transmission systems to all market participants on a nondiscriminatory basis and to split their generation market functions away from their transmission operations. As required by this order we have completed this split.

    For discussion regarding competition in the electric utility industry and the potential impact on the company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Discussion of other factors affecting the company are set forth in the Notes to Financial Statements and Management's Discussion and Analysis included herein.

SEGMENT INFORMATION

    Financial information with respect to business segments is set forth in
Note 14 of the Notes to Financial Statements included herein.


ELECTRIC OPERATIONS

General

    We supply electric energy at retail to approximately 283,000 customers in 147 communities in Kansas. We also supply electric energy to 27 communities and 1 rural electric cooperative, and have contracts for the sale, purchase or exchange of electricity with other utilities at wholesale.

Our electric energy deliveries for the last five years were as follows:

                      1998        1997        1996        1995        1994
                                       (Thousands of MWH)
   Residential        2,784       2,490       2,503       2,385       2,384
   Commercial         2,383       2,211       2,186       2,095       2,068
   Industrial         3,569       3,518       3,501       3,542       3,371
   Wholesale and
     Interchange      1,541       2,101       2,706       1,292       1,590
   Other                 45          45          45          45          45
   Total             10,322      10,365      10,941       9,359       9,458


Our electric sales for the last five years were as follows:

                      1998        1997        1996        1995        1994
                                      (Dollars in Thousands)
    Residential      $237,571    $214,719    $226,456    $221,628    $220,067
    Commercial        170,473     162,913     176,963     171,654     167,499
    Industrial        167,331     165,614     175,420     182,930     181,119
    Wholesale and
      Interchange      50,634      53,343      57,242      31,143      38,750
    Other              22,370      17,856      18,489      16,813      12,458
    Total            $648,379    $614,445    $654,570    $624,168    $619,893

Capacity

    The aggregate net generating capacity of our system is presently 2,535 megawatts (MW). The system comprises interests in twelve fossil fueled steam generating units, one nuclear generating unit (47% interest) and one diesel generator, located at seven generating stations. One of the twelve fossil fueled units (70 MW capacity) has been "mothballed" for future use (See Item
2. Properties).

    Our 1998 peak system net load occurred on June 29, 1998 and amounted to 1,972 MW. Our net generating capacity together with power available from firm interchange and purchase contracts, provided a capacity margin of approximately 12% above system peak responsibility at the time of the peak.

    We are a member of the Southwest Power Pool (SPP). SPP's responsibility is to maintain system reliability on a regional basis. The region encompasses areas within the eight states of Kansas, Missouri, Oklahoma, New Mexico, Texas, Louisiana, Arkansas, and Mississippi. We are also a member of the SPP transmission tariff along with ten other transmission providers in the region. Revenues from this tariff are divided among the tariff members based upon calculated impacts to their respective system. The tariff allows for both non-firm and firm transmission access.

    We are a member of the Western Systems Power Pool (WSPP). Under this arrangement, electric utilities and marketers throughout the western United States have agreed to market energy. Services available include short-term and long-term economy energy transactions, unit commitment service, firm capacity and energy sales and energy exchanges.

    We have an agreement with Midwest Energy, Inc. (MWE), to provide MWE with peaking capacity of 61 MW through the year 2008. We also entered into an agreement with Empire District Electric Company (Empire), to provide Empire with peaking and base load capacity (20 MW in 1994 increasing to 80 MW in 2000) through the year 2000.

    Because the electric utility business is seasonal, the KCC has adopted the Kansas Cold Weather Rule (CWR). The CWR specifies that business procedures related to disconnection of service for residential customers have certain restrictions from November 1 through the following March 31. The CWR is intended to prevent disconnections due to customers not paying their bills, leaving the customers facing life threatening risks due to outside temperatures. Disconnections for customers who do not pay their bills can occur during this time frame under certain weather conditions. Various pay agreement rules correspond to the CWR. Due to the CWR, collection efforts for unpaid bills are much more intense from April 1 to October 31. Sales peaks correlate directly with the seasonality of the midwestern weather and, therefore, the workload for customer service is the heaviest from April through August.

Future Capacity

    We are participating with Western Resources in the installation of three new combustion turbine generators for use as peaking units. The installed capacity of the three new generators will be 300 MW. The first two units are scheduled to be placed in operation in 2000 and the third is scheduled to be placed in operation in 2001. Western Resources estimates that the project will require $120 million in capital resources through the completion of the projects in 2001. The extent of our participation in these projects has not been determined. We are also planning to return our inactive generation plant in Neosho, Kansas to active service in 1999.

    For further discussion regarding future capacity and cash requirements, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fuel Mix

    Our coal-fired units comprise 1,120 MW of the total 2,535 MW of generating capacity and our nuclear unit provides 547 MW of capacity. Of the remaining 868 MW of generating capacity, units that can burn either natural gas or oil account for 865 MW, and the remaining unit which burns only diesel fuel accounts for 3 MW (See Item 2. Properties).

    During 1998, low sulfur coal was used to produce 52% of our electricity. Nuclear produced 37% and the remainder was produced from natural gas, oil, or diesel fuel. During 1999, based on our estimate of the availability of fuel, coal will be used to produce approximately 56% of our electricity and nuclear will be used to produce 30%.

    Our fuel mix fluctuates with the operation of nuclear powered Wolf Creek as discussed below under Nuclear Generation.

Coal

    The three coal-fired units at Jeffrey Energy Center (JEC) have an aggregate capacity of 443 MW (KGE's 20% share) (See Item 2. Properties). Western Resources, the operator of JEC, and KGE have a long-term coal supply contract with Amax Coal West, Inc. (AMAX), a subsidiary of Cyprus Amax Coal Company, to supply low sulfur coal to JEC from AMAX's Eagle Butte Mine or an alternate mine source of AMAX's Belle Ayr Mine, both located in the Powder River Basin in Campbell County, Wyoming. The contract expires December 31, 2020. The contract contains a schedule of minimum annual delivery quantities based on MMBtu provisions. The coal to be supplied is surface mined and has an average Btu content of approximately 8,300 Btu per pound and an average sulfur content of .43 lbs/MMBtu (See Environmental Matters). The average delivered cost of coal for JEC was approximately $1.13 per MMBtu or $18.96 per ton during 1998.

    Coal is transported by Western Resources from Wyoming under a long-term rail transportation contract with Burlington Northern Santa Fe and Union Pacific railroads to JEC through December 31, 2013. Rates are based on net load carrying capabilities of each rail car. Western Resources provides 868 aluminum rail cars, under a 20 year lease, to transport coal to JEC.

    The two coal-fired units at La Cygne Station have an aggregate generating capacity of 677 MW (KGE's 50% share) (See Item 2. Properties). The operator, KCPL, maintains coal contracts as discussed in the following paragraphs.

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

    During 1998, the average delivered cost of all local and Powder River Basin coal procured for La Cygne 1 was approximately $0.74 per MMBtu or $12.77 per ton and the average delivered cost of Powder River Basin coal for La Cygne 2 was approximately $0.66 per MMBtu or $10.97 per ton.

    We have entered into all of our coal contracts during the ordinary course of business and are not substantially dependent upon these contracts. We believe there are other suppliers for and plentiful sources of coal available at reasonable prices to replace, if necessary, fuel to be supplied pursuant to these contracts. In the event that we were required to replace our coal agreements, we would not anticipate a substantial disruption of our business.

    We have entered into all of our transportation contracts during the ordinary course of business. At the time of entering into these contracts, we were not substantially dependent upon these contracts due to the availability of competitive rail options. Due to recent rail consolidation, there are now only two rail carriers capable of serving our origin coal mines and our generating stations. In the event one of these carriers became unable to provide reliable service, we could experience a short-term disruption of our business. However, due to the obligation of the remaining carriers to provide service under the Interstate Commerce Act, we do not anticipate any substantial long-term disruption of our business.

Natural Gas

    We use natural gas as a primary fuel in our Gordon Evans, Murray Gill and Neosho Energy Centers. Natural gas for these generating stations is supplied by readily available gas from the spot market. Short-term economical spot market purchases will supply the system with the flexible natural gas supply to meet operational needs. We maintain firm natural gas transportation capacity through Williams Gas Pipelines Central for the above facilities through April 1, 2010.

Oil

    We use oil as an alternate fuel when economical or when interruptions to natural gas make it necessary. Oil is also used as a start-up fuel at JEC and La Cygne generating stations. All of the oil we have burned during the past several years has been obtained by spot market purchases. At December 31, 1998, we had approximately one million gallons of No. 2 oil and eighteen million gallons of No. 6 oil which is believed to be sufficient to meet emergency requirements and protect against lack of availability of natural gas and/or the loss of a large generating unit.

Other Fuel Matters

    Our contracts to supply fuel for our coal and natural gas-fired generating units, with the exception of JEC, do not provide full fuel requirements at the various stations. Supplemental fuel is procured on the spot market to provide operational flexibility and, when the price is favorable, to take advantage of economic opportunities.

    Set forth in the table below is information relating to the weighted average cost of fuel that we have used.

                                  1998     1997     1996     1995     1994
    Per Million Btu:
          Nuclear                $0.48    $0.51    $0.50    $0.40    $0.36
          Coal                    0.86     0.89     0.88     0.91     0.90
          Gas                     2.28     2.56     2.30     1.68     1.98
          Oil                     4.05     3.32     2.74     4.00     3.90

    Cents per KWH Generation     $0.94     1.00     0.93     0.82     0.89

Nuclear Generation

    The owners of Wolf Creek have on hand or under contract 100% of their uranium needs for 1999 and 59% of the uranium required to operate Wolf Creek through September 2003. The balance is expected to be obtained through spot market and contract purchases. We have active contracts with the following companies for uranium: Cameco Corporation and Geomex Minerals, Inc.

    A contractual arrangement is in place with Cameco Corporation for the conversion of uranium to uranium hexafluoride sufficient for the operation of Wolf Creek through the year 2001.

    We have active contracts for uranium enrichment with Urenco and USEC. Contracted arrangements cover 88% of the uranium enrichment required for operation of Wolf Creek through March 2005. The balance is expected to be obtained through spot market and term contract purchases.

    We have entered into all of our uranium, uranium hexaflouride and uranium enrichment arrangements during the ordinary course of business and are not substantially dependent upon these agreements. We believe there are other supplies available at reasonable prices to replace, if necessary, these contracts. In the event that we were required to replace these contracts, we would not anticipate a substantial disruption of our business.

    Nuclear fuel is amortized to cost of sales based on the quantity of heat produced for the generation of electricity. Under the Nuclear Waste Policy Act of 1982 (NWPA), the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. We pay the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel. These disposal costs are charged to cost of sales and currently recovered through rates.

    In 1996, a U. S. Court of Appeals issued a decision that the Nuclear Waste Policy Act unconditionally obligated the DOE to begin accepting spent fuel for disposal in 1998. In late 1997, the same court issued another decision precluding the DOE from concluding that its delay in accepting spent fuel is "unavoidable" under its contracts with utilities due to lack of a repository or interim storage authority. By the end of 1997, WCNOC and other utilities had petitioned the DOE for authority to suspend payments of their quarterly fees until such time as the DOE begins accepting spent fuel. In January 1998, the DOE denied the petition of the utilities.

    In February 1998, WCNOC and other utilities petitioned the court to: 1) compel the DOE to submit to the court within 30 days a program, with appropriate milestones, to dispose of used nuclear fuel beginning immediately,
2) declare that the utilities are relieved of their obligation to pay into the Nuclear Waste Fund, and are authorized to escrow future fees unless and until DOE begins disposing of their used fuel, 3) prohibit the federal government from suspending or terminating it's disposal contracts with the utilities or from imposing any interest, penalties or other charges as a result of a utility's suspension of waste fund payments, and 4) preclude the federal government from using fees paid into the waste fund to compensate the utilities for damages or additional costs they have incurred as a result of the agency's breach of its obligation. In May 1998, the court issued an order disposing of all pending motions and petitions. The court affirmed its conclusion that the sole remedy for DOE's breach of its statutory obligation under the NWPA is a contract remedy, and made clear that the court will not revisit the matter until the utilities have completed their pursuit of that remedy. WCNOC intends to pursue the appropriate contract remedy against the DOE.

    A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel on a priority basis; the owners of the oldest spent fuel will be given the highest priority. As a result, disposal services for Wolf Creek may not be available prior to 2016. Wolf Creek has on-site temporary storage for spent nuclear fuel. Under current regulatory guidelines, this facility can provide storage space until about 2005. Wolf Creek is implementing a plan to increase its on-site spent fuel storage capacity. That project, expected to be completed by 2000, should provide storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

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

    In December 1998, the Nebraska agencies considering the developer's license application for the facility issued an order denying the application. The developer has filed for a "contested case hearing" regarding the license denial. This is the next step in appealing the agencies decision.

    Also in December 1998, WCNOC and other utilities that have provided pre-construction financing filed suit against the State of Nebraska, the licensing agencies and others, seeking damages related to the utilities excessive costs incurred because of the agencies delay in reaching a decision in this matter.

    Wolf Creek has an 18-month refueling and maintenance schedule which permits uninterrupted operation every third calendar year. Wolf Creek is scheduled to be taken off-line on April 3, 1999 for its tenth refueling and maintenance outage. During the outage electric demand is expected to be met primarily by our coal-fired generating units.

    Additional information with respect to insurance coverage applicable to the operations of our nuclear generating facility is set forth in Note 2 of the Notes to Financial Statements.

Environmental Matters

    We currently hold all Federal and State environmental approvals required for the operation of our generating units. We believe we are presently in substantial compliance with all air quality regulations (including those pertaining to particulate matter, sulfur dioxide and nitrogen oxides (NOx)) promulgated by the State of Kansas and the Environmental Protection Agency
(EPA).

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

    The Kansas Department of Health and Environment (KDHE) regulations, applicable to our other generating facilities, prohibit the emission of more than 3.0 pounds of sulfur dioxide per million Btu of heat input at our generating units. We have sufficient low sulfur coal under contract (See
Coal) to allow compliance with such limits at La Cygne 1 for the life of the contract. All facilities burning coal are equipped with flue gas scrubbers and/or electrostatic precipitators.

    We must comply with the provisions of The Clean Air Act Amendments of 1990 that require a two-phase reduction in certain emissions. We have installed continuous monitoring and reporting equipment to meet the acid rain requirements. We do not expect any material capital expenditures to be required to meet Phase II sulfur dioxide and nitrogen oxide requirements.

    All of our generating facilities are in substantial compliance with the Best Practicable Technology and Best Available Technology regulations issued by the EPA pursuant to the Clean Water Act of 1977. Most EPA regulations are administered in Kansas by the KDHE.

    Additional information with respect to Environmental Matters is discussed in Note 2 of the Notes to Financial Statements.

REGULATION AND RATES

    We are subject as an operating electric utility to the jurisdiction of the KCC which has general regulatory authority over our rates, extensions and abandonments of service and facilities, valuation of property, the classification of accounts and various other matters. We are also subject to the jurisdiction of the FERC and the KCC with respect to the issuance of our securities.

    Additionally, we are subject to the jurisdiction of the FERC, including jurisdiction as to rates with respect to sales of electricity for resale, and the Nuclear Regulatory Commission as to nuclear plant operations and safety.

    Additional information with respect to Regulation and Rates is discussed in Notes 1 and 3 of the Notes to Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OFFICERS OF THE COMPANY
                                                  Other Offices or Positions
    Name           Age      Present Office        Held During Past Five Years

Annette M. Beck      36   Chairman of the Board    Vice President, Customer
                           (since January 1999)    Service (since Oct. 1998),
                           and President (since    Director - Customer
                           October 1998)           Service (Aug 1997 to Oct
                                                   1998), and prior to that
                                                   Director - Strategic
                                                   Planning,
                                                   Western Resources, Inc.

Richard D. Terrill   44   Secretary, Treasurer
                            and General Counsel

Executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the officers, nor any arrangements or understandings between any officer and other persons pursuant to which she or he was appointed as an officer.

ITEM 2.  PROPERTIES

    We own or lease and operate an electric generation, transmission, and distribution system in Kansas.


ELECTRIC FACILITIES
                                Unit       Year     Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (1)

Gordon Evans Energy Center:
     Steam Turbines               1        1961     Gas--Oil         152
                                  2        1967     Gas--Oil         382

Jeffrey Energy Center (20%) (2):
     Steam Turbines               1        1978       Coal           147
                                  2        1980       Coal           148
                                  3        1983       Coal           148

La Cygne Station (50%) (2):
     Steam Turbines               1        1973       Coal           343
                                  2        1977       Coal           334

Murray Gill Energy Center:
     Steam Turbines               1        1952     Gas--Oil          44
                                  2        1954     Gas--Oil          74
                                  3        1956     Gas--Oil         107
                                  4        1959     Gas--Oil         106

Neosho Energy Center:
     Steam Turbine                3        1954     Gas--Oil           0  (3)

Wichita Plant:
     Diesel Generator             5        1969      Diesel            3

Wolf Creek
Generating Station (47%)(2):
     Nuclear                      1        1985     Uranium          547

     Total                                                         2,535


(1) Based on MOKAN rating.

(2) We jointly own Jeffrey Energy Center (20%), La Cygne Station (50%) and Wolf Creek Generating Station (47%). Western Resources jointly owns 64% of Jeffrey Energy Center. KCPL jointly owns 50% of La Cygne Station and 47% of Wolf Creek Generating Station.

(3) This unit has been "mothballed" for future use. In 1999 we plan to return this unit to active service.

FINANCING

    Our ability to issue additional debt is restricted under limitations imposed by our Mortgage and Deed of Trust.

    Our mortgage prohibits additional first mortgage bonds from being issued (except in connection with certain refundings) unless our net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than two and one-half times the annual interest charges on, or 10% of the principal amount of, all first mortgage bonds outstanding after giving effect to the proposed issuance. Based on our results for the 12 months ended December 31, 1998, approximately $1.1 billion principal amount of additional first mortgage bonds could be issued (7.0% interest rate assumed).

    KGE bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1998, we had approximately $1.4 billion of net bondable property additions not subject to an unfunded prior lien entitling us to issue up to $1 billion principal amount of additional bonds. As of December 31, 1998, $17 million in additional bonds could be issued on the basis of retired bonds.

    In connection with the combination of the electric utility operations of Western Resources, KCPL and the company, Westar Energy will assume $1.9 billion of indebtedness for borrowed money of Western Resources and the company comprised primarily of the companies' outstanding long-term debt. Pursuant to the amended and restated agreement and plan of merger, the company's mortgage, by operation of law, will be assumed by Westar Energy. See, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of Notes to Financial Statements.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Information required by Item 4 is omitted pursuant to General Instruction J(2)(c) to Form 10-K.

                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is owned by Western Resources and is not traded on an established public trading market. See Note 13 of Notes to Financial Statements for information concerning the effect on the ownership of our common stock caused by the pending transaction with KCPL.


ITEM 6.  SELECTED FINANCIAL DATA

                                     1998        1997        1996        1995        1994
                                                    (Dollars in Thousands)
Income Statement Data:

Sales. . . . . . . . . . . . . .   $  648,379  $  614,445  $  654,570  $  624,168  $  619,893
Income from operations . . . . .      189,418     124,008     186,961     209,739     211,248
Net income . . . . . . . . . . .      103,765      52,128      96,274     110,873     104,526


Balance Sheet Data:

Total assets . . . . . . . . . .    3,057,971   3,117,108   3,318,887   3,203,414   3,237,684
Long-term debt . . . . . . . . .      684,167     684,128     684,068     684,082     699,992


Interest coverage ratio (before
  income taxes, including
  AFUDC) . . . . . . . . . . . .         4.01        2.38        3.28        4.11        4.02


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

    In Management's Discussion and Analysis we explain the general financial condition and the operating results for the company. We explain:

      -  What factors impact our business
      -  What our earnings and costs were in 1998 and 1997
      -  Why these earnings and costs differed from year to year
      -  How our earnings and costs affect our overall financial condition
      -  What our capital expenditures were for 1998
      - What we expect our capital expenditures to be for the years 1999 through 2001
      -  How we plan to pay for these future capital expenditures
      - Any other items that particularly affect our financial condition or earnings

    As you read Management's Discussion and Analysis, please refer to our Statements of Income on page 35. These statements show our operating results for 1998, 1997 and 1996. In Management's Discussion and Analysis, we analyze and explain the significant annual changes of specific line items in the Statements of Income.

Forward-Looking Statements

    Certain matters discussed here and elsewhere in this Annual Report are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, interest and dividend rates, Year 2000 Issue, environmental matters, changing weather, nuclear operations and accounting matters. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing state and federal activities; future economic conditions; legislative developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.


1998 HIGHLIGHTS

    We experienced warmer weather during the summer months in 1998 than we did in 1997 which improved net income by $13.1 million. The effect of our electric rate decrease lowered 1998 net income $6 million.

    In January 1997, the Kansas Corporation Commission (KCC) entered an order reducing our electric rates. Significant terms of the order are as follows:

      - We made permanent the May 1996 interim $8.7 million decrease in our annual rates on February 1, 1997
      - We reduced our annual rates by $36 million on February 1, 1997
      - We rebated $2.3 million to our customers in January 1998
      - We reduced our annual rates by an additional $10 million on June 1, 1998
      - We rebated an additional $2.3 million to our customers in January 1999
      - We will reduce our annual rates by an additional $10 million on June 1, 1999

    These electric rate decreases have negatively impacted our net income. The total cumulative effect of these rate decreases is approximately $65 million. All rate decreases are cumulative. Rebates are one-time events and do not influence future rates.

Operating Results

    In our "1998 Highlights", we discussed factors that most significantly changed our operating results for 1998 compared to 1997.

    1998 compared to 1997: Net income of $103.8 million increased significantly from $52.1 million for 1997. The increase in net income is primarily due to increased electric sales because of warmer weather, lower operating and maintenance costs, the completion of the amortization of phase-in revenues in December 1997, and death benefits received from corporate-owned life insurance policies.

    1997 compared to 1996: Net income of $52.1 million for 1997 decreased substantially from $96.3 million for 1996. The decrease in net income is primarily attributable to the implementation of a $36 million rate reduction and an $8.7 million interim rate reduction which became permanent on February 1, 1997.

    The following explains significant changes from prior year results in sales, cost of sales, operating expenses, other income (expense), interest expense and income taxes.

Sales

    Sales are based on energy deliveries and rates authorized by the KCC and the Federal Energy Regulatory Commission (FERC). Rates charged for the sale and delivery of electricity are designed to recover the cost of service and allow investors a fair rate of return. Our sales vary with levels of energy deliveries. Changing weather affects the amount of energy our customers use. Very hot summers and very cold winters prompt more demand, especially among our residential customers. Mild weather reduces demand.

    Many things will affect our future sales.  They include:

      -  The weather
      -  Our electric rates
      -  Competitive forces
      -  Customer conservation efforts
      -  Wholesale demand
      -  The overall economy of our service area

    1998 compared to 1997: Sales increased $33.9 million or six percent due to increased retail energy deliveries as a result of warmer summer temperatures. Our annual $10 million electric rate decrease implemented on June 1, 1998 and decreased wholesale energy deliveries partially offset this increase.

    The following table reflects the change in electric energy deliveries, as measured by kilowatt hours, for retail customers for 1998 compared to 1997:

                                             Increase
                Residential. . . . . . .       11.8%
                Commercial . . . . . . .        7.8%
                Industrial . . . . . . .        1.5%
                  Total Retail . . . . .        6.3%

    1997 compared to 1996: Sales decreased $40.1 million or six percent because of lower electric rates which were implemented on February 1, 1997. Reduced electric rates lowered 1997 sales by an estimated $36.8 million compared to 1996. Sales volumes to our retail customers remained virtually unchanged in 1997.

Cost of Sales

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

    1998 compared to 1997: Actual cost of fuel to generate electricity (coal, nuclear fuel, natural gas or oil) and the amount of power purchased from other utilities were $19.6 million higher in 1998 than in 1997. With an increase in customer demand for electricity and the availability of our Wolf Creek nuclear generating station and La Cygne coal generating station during 1998, we produced more electricity during 1998 than in 1997. The increase in net generation caused our fuel costs to increase during 1998.

    In 1998, due to warmer than normal weather throughout the Midwest and a lack of power available for purchase on the wholesale market, the wholesale power market saw extreme volatility in prices and availability. We believe future volatility, such as that recently experienced in the market, could impact our cost of power purchased.

    1997 compared to 1996: Actual cost of fuel to generate electricity and the amount of power purchased from other utilities were $6.3 million higher in 1997 than in 1996. Our Wolf Creek nuclear generating station was off-line in the fourth quarter of 1997 for scheduled maintenance and our La Cygne coal generating station was off-line during 1997 for an extended maintenance outage. As a result, we purchased more power from other utilities and burned more natural gas to generate electricity at our facilities. Natural gas is more costly to burn than coal and nuclear fuel for generating electricity.

Operating Expenses

Operating and Maintenance Expense

    Operating and maintenance expense decreased $29.5 million in 1998 compared to 1997. The decrease was attributable to a substantial decrease in KGE's portion of costs shared with Western Resources which are associated with the dispatching of electric power.

    Operating and maintenance expense increased $4 million in 1997 compared to 1996. An extended maintenance outage at our La Cygne generating station accounted for most of this increase.

    We anticipate our operating expenses (including cost of sales) will increase in 1999 as a result of Wolf Creek being taken out of service for refueling and maintenance as discussed under Item 1. Business under "Fuel Mix".

    We also expect our operating and maintenance expense to increase when we bring an inactive generating plant back into active service in 1999. See LIQUIDITY AND CAPITAL RESOURCES below for further discussion of this project.

Depreciation and Amortization Expense

    Depreciation and amortization expense decreased $24.6 million in 1998 due to the complete amortization of a regulatory asset in 1997. During 1997 we recorded $26.3 million of amortization relating to this regulatory asset. Depreciation and amortization expense increased $9.6 million in 1997 from 1996 due to the additional amortization of $8.8 million we recorded relating to phase-in revenues.

Selling, General and Administrative Expense

    Selling, general and administrative expense increased $3 million in 1998. Storm related restoration expenses and increased labor costs contributed to the increase. In 1997 selling, general and administrative expense increased $2.9 million from 1996. Most of this increase is attributable to higher employee benefit costs.

Business Segments

    We define and report our business segments based on how management currently evaluates our business. We are evaluated from a segment perspective as a part of our parent company, Western Resources. Our company is an integral component of Western Resources and its financial position and operations are managed as such. Based on the management approach to determining business segments, our company only has one business segment.
This segment is nuclear generation. Our remaining operations of fossil generation and energy delivery are fully integrated with those of Western Resources.

    We along with Western Resources manage our business segments' performance based on our earnings before interest and taxes (EBIT). EBIT does not represent cash flow from operations as defined by generally accepted accounting principles, nor should it be construed as an alternative to operating income. Additionally, it is indicative neither of operating performance nor cash flows available to fund the cash needs of our company. Items excluded from EBIT are significant components in understanding and assessing the financial performance of our company. We believe presentation of EBIT enhances an understanding of financial condition, results of operations and cash flows because EBIT is used by our company to satisfy its debt service obligations, capital expenditures and other operational needs, as well as to provide funds for growth. Our computation of EBIT may not be comparable to other similarly titled measures of other companies.

    Allocated sales are external sales collected from customers by our electric operations segment that are allocated to our nuclear generation business segment based on demand and energy cost. The following discussion identifies key factors affecting our business segment.

Nuclear Generation

                                            1998        1997        1996
                                               (Dollars in Thousands)
   Allocated sales . . . . . . . .        $117,517    $102,330    $100,592
   Depreciation and amortization .          39,583      65,902      57,242
   EBIT. . . . . . . . . . . . . .         (20,920)    (60,968)    (51,585)


    Nuclear fuel generation has no external sales because it provides all of its power to its co-owners KGE, KCPL and Kansas Electric Power Cooperative, Inc. The amounts above are our 47% share of Wolf Creek's operating results.

    Allocated sales and EBIT were higher in 1998 because Wolf Creek operated the entire year without any outages. In 1997, the Wolf Creek facility was off line for 58 days for a scheduled maintenance outage.

    Depreciation and amortization expense for 1998 compared to 1997 decreased $26 million because we had fully amortized a regulatory asset during 1997. This decrease in amortization expense increased EBIT for 1998.

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

    The Financial Accounting Standards Board is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current accounting practices for nuclear power plant decommissioning are changed, the following could occur:

    -  Our annual decommissioning expense could be higher than in 1998
    - The estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation)
    - The increased costs could be recorded as additional investment in the Wolf Creek plant

    We do not believe that such changes, if required, would adversely affect our operating results due to our current ability to recover decommissioning costs through rates (see Note 2).

Stranded Costs

    The definition of stranded costs for a utility business is the investment in and carrying costs on property, plant and equipment and other regulatory assets which exceed the amount that can be recovered in a competitive market. We currently apply accounting standards that recognize the economic effects of rate regulation and record regulatory assets and liabilities related to our fossil generation, nuclear generation and power delivery operations. If we determine that we no longer meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), we may have a material extraordinary non-cash charge to operations. Reasons for discontinuing SFAS 71 accounting treatment include increasing competition that restricts our ability to charge prices needed to recover costs already incurred and a significant change by regulators from a cost-based rate regulation to another form of rate regulation. We periodically review SFAS 71 criteria and believe our net regulatory assets, including those related to generation, are probable of future recovery. If we discontinue SFAS 71 accounting treatment based upon competitive or other events, we may significantly impact the value of our net regulatory assets and our utility plant investments, particularly the Wolf Creek nuclear generation facility (Wolf Creek). See OTHER INFORMATION for initiatives taken to restructure the electric industry in Kansas.

    Regulatory changes, including competition, could adversely impact our ability to recover our investment in these assets. As of December 31, 1998, we have recorded regulatory assets which are currently subject to recovery in future rates of approximately $261 million. Of this amount, $176 million is a receivable for income tax benefits previously passed on to customers. The remainder of the regulatory assets are items that may give rise to stranded costs that include coal contract settlement costs, deferred plant costs and debt issuance costs.

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

Other Income (Expense)

    Other income (expense) includes miscellaneous income and expenses not directly related to our operations. Other income (expense) increased $12.7 million in 1998 as compared to 1997. The increase is primarily attributable to benefits received during 1998 pursuant to our corporate-owned life insurance policies totaling $13.7 million. Other income (expense) for 1997 declined $7.7 million from 1996. The decrease is primarily due to income and expenses relating to our corporate-owned life insurance policies.

Interest Expense

    Interest expense includes the interest we paid on outstanding debt. In 1998 interest expense on short-term debt decreased $1 million. We repaid our outstanding short-term debt balance during January 1998. After January 1998, no short-term debt was held. Our average short-term debt balance during 1998 was $0.6 million compared to $22.9 million during 1997. The interest we paid on long-term debt remained virtually unchanged.

    We recognized a $7.4 million decrease in short-term debt interest in 1997 compared to 1996. During 1997 we held a smaller average short-term debt balance than in 1996.

Income Taxes

    Income taxes increased $27.6 million in 1998 as compared to 1997 as a result of the substantial increase in our 1998 net income.

    Income taxes decreased $18.9 million in 1997 as compared to 1996. The decrease is primarily due to the decrease we recognized in 1997 net income.

LIQUIDITY AND CAPITAL RESOURCES

Overviews

    Our cash requirements consist of capital expenditures and maintenance program costs designed to improve facilities which provide electric service and meet future customer service requirements. Our ability to provide the cash or debt to fund our capital expenditures depends upon many things, including available resources, our financial condition and current market conditions.

    At December 31, 1998, we had no short-term borrowings compared to $45 million at December 31, 1997.

    Other funds are available to us from the sale of securities we register for sale with the Securities and Exchange Commission (SEC). As of December 31, 1998, $50 million of KGE first mortgage bonds were registered.

    The embedded cost of long-term debt was 7.2% and 7.3% at December 31, 1998 and 1997.

Capital Structure

    Our capital structures at December 31, 1998, and 1997 were as follows:

                                              1998      1997
              Common Stock . . . . . . . .     62%       62%
              Long-term Debt . . . . . . .     38%       38%
              Total. . . . . . . . . . . .    100%      100%

Security Ratings

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

    At December 31, 1998, ratings with these agencies were as follows:

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

Future Cash Requirements

    We believe that internally generated funds and new credit agreements will be sufficient to meet our operating and capital expenditure requirements and debt service payments through the year 2001. Uncertainties affecting our ability to meet these requirements with internally generated funds include the effect of competition and inflation on operating expenses, sales volume, regulatory actions, compliance with future environmental regulations, the availability of generating units and weather. The amount of these requirements and our ability to fund them will also be significantly impacted by the pending combination of Western Resources electric utility operations, KCPL and the company.

    We are participating with Western Resources in the installation of three new combustion turbine generators for use as peaking units. The installed capacity of the three new generators will be 300 MW. The first two units are scheduled to be placed in operation in 2000 and the third is scheduled to be placed in operation in 2001. Western Resources estimates that the project will require $120 million in capital resources through the completion of the projects in 2001. The extent of our participation in these projects has not been determined. We are also planning to return our inactive generation plant in Neosho, Kansas to active service in 1999 at an estimated cost of $0.7 million.

    Our business requires a significant capital investment. We currently expect that through the year 2001, we will need cash mostly for ongoing utility construction and maintenance programs designed to maintain and improve facilities providing electric service.

    Capital expenditures for 1998 and anticipated capital expenditures for 1999 through 2001 are as follows:

                              Electric        Nuclear
                             Operations     Generation       Total
                                     (Dollars in Thousands)
     1998. . . . . . . . . .   $51,600        $25,800        $77,400
     1999. . . . . . . . . .    61,000         19,700         80,700
     2000. . . . . . . . . .    61,200         32,200         93,400
     2001. . . . . . . . . .    60,600         21,200         81,800

    These estimates are prepared for planning purposes and may be revised. Actual expenditures may differ from our estimates. These expenditures do not take into account the pending combination of Western Resources electric utility operations, KCPL and the company.

Acquisition Adjustment Implementation

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

OTHER INFORMATION

Competition and Enhanced Business Opportunities

    The United States electric utility industry is evolving from a regulated monopolistic market to a competitive marketplace. The 1992 Energy Policy Act began deregulating the electricity industry. The Energy Policy Act permitted the FERC to order electric utilities to allow third parties the use of their transmission systems to sell electric power to wholesale customers. A wholesale sale is defined as a utility selling electricity to a "middleman", usually a city or its utility company, to resell to the ultimate retail customer. As part of the 1992 merger, we agreed to open access of our transmission system for wholesale transactions. FERC also requires us to provide transmission services to others under terms comparable to those we provide to ourselves. During 1998, wholesale electric sales represented approximately 8% of total electric sales.

    Various states have taken steps to allow retail customers to purchase electric power from providers other than their local utility company. The Kansas Legislature created a Retail Wheeling Task Force (the Task Force) in 1997 to study the effects of a deregulated and competitive market for electric services. Legislators, regulators, consumer advocates and representatives from the electric industry made up the Task Force. Several bills were introduced to the Kansas Legislature in the 1998 legislative session, but none passed. Hearings on retail wheeling bills are being held in the 1999 legislature. The outcome of retail wheeling legislature in Kansas remains uncertain.

    Increased competition for retail electricity sales may reduce future electric utility earnings compared to our historical electric utility earnings. After all ordered electric rate decreases are implemented, our rates will be at 90% of the national average for retail customers. Because of these reduced rates, we expect to retain a substantial part of our current volume of energy deliveries in a competitive environment.

    While operating in this competitive environment may place pressure on our profit margins and credit ratings, we expect it to create opportunities. Wholesale and industrial customers may pursue cogeneration, self-generation, retail wheeling, municipalization or relocation to other service territories in an attempt to cut their energy costs. Credit rating agencies are applying more stringent guidelines when rating utility companies due to increasing competition.

    We offer competitive electric rates for industrial improvement projects and economic development projects in an effort to maintain and increase electric load.

Year 2OOO Issue

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

    We have recognized the potential adverse effects the Year 2000 Issue could have on our company. The company shares information and computer systems with Western Resources. In 1996, we established a formal Year 2000 readiness program to investigate and correct these problems in the main computer systems of our company. In 1997, we expanded the program to include all departments and business units of our company, using a common methodology. The Year 2000 issues concerning the Wolf Creek nuclear operating plant are discussed under WCNOC below.

    The goal of our Year 2000 readiness program is to identify and assess all critical computer programs, computer hardware and embedded systems potentially affected by the Year 2000 date change, to repair or replace those systems found to be incompatible with Year 2000 dates, and to develop predetermined actions to be used as contingencies in the event any critical business function fails unexpectedly or is interrupted. The program is directed by a written policy which provides the guidance and methodology to the departments and business units to follow. Due to varying degrees of exposure of departments and business units to the Year 2000 Issue, some departments and business units are further along in their readiness efforts than others. All departments have completed the awareness, inventory, and assessment phases, and have developed their initial contingency plans. Several smaller departments and business units have completed the assessment, remediation, and testing phases. The majority of our current efforts are in the remediation and testing phases. Overall, based on manhours as a measure of work effort, Western Resources believes it is approximately 74% complete with its readiness efforts.

    The estimated progress of Western Resources departments and business units, exclusive of WCNOC, at December 31, 1998, based on manhours, is as follows:

                                               Percentage
      Department/Business Unit                 Completion

    Fossil Fuel . . . . . . . . . . . . . .        81%
    Power Delivery. . . . . . . . . . . . .        73%
    Information Technology. . . . . . . . .        76%
    Administrative. . . . . . . . . . . . .        69%

    Our Year 2000 readiness program addresses all Information Technology (IT) and non-IT issues which may be impacted by the Year 2000 Issue. We have included commercial computer software, including mainframe, client/server, and desktop software; internally developed computer software, including mainframe, client/server, and desktop software; computer hardware, including mainframe, client/server, desktop, network, communications, and peripherals; devices using embedded computer chips, including plant equipment, controls, sensors, facilities equipment, heating, ventilating, and air conditioning (HVAC) equipment; and relationships with third-party vendors, suppliers, and customers. Our program requires testing as a method for verifying the Year 2000 readiness of an item. For those items which are impossible to test, other methods are being used to identify the readiness status, provided adequate contingency plans are established to provide a workaround or backup for the item. Our Year 2000 readiness efforts were substantially completed by the end of 1998 except for those items scheduled for normal maintenance or upgrade during 1999.

    Western Resources currently estimates that total costs to update all of its electric utility operating systems for Year 2000 readiness, excluding costs associated with WCNOC discussed below, to be approximately $7 million, of which $4.2 million represents IT costs and $2.8 million represents non-IT costs. As of December 31, 1998 Western Resources has expensed approximately $4.1 million of these costs, of which $3.2 million represent IT costs and $0.9 million represent non-IT costs. Based on what they know, they expect to incur the remaining $2.9 million, of which $1 million represents IT costs and $1.9 million represents non-IT costs, by the end of 1999. These costs include labor costs for both Western Resources' employees and contract personnel used in our Year 2000 program, and non-labor costs for software tools used in our remediation and testing efforts, replacement software, replacement hardware, replacement embedded devices, and miscellaneous costs associated with their testing and replacement. Western Resources has allocated approximately $1.6 million of the expensed costs to our company and we expect an additional $1.2 million to be allocated for the remaining costs to be incurred.

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

    In order to assess the licensees progress in preparing for Year 2000, the NRC scheduled audits at various nuclear power plant facilities during 1998 and early 1999. One of these audits was conducted at WCNOC during the month of November 1998. The findings of this audit were as follows:

   - The NEI/NUSMG 97-07 guidance is being followed. The Wolf Creek licensee has not identified any systems needed for safe shutdown as having Year 2000 problems.
   - Wolf Creek is making use of its existing quality assurance and modification programs and procedures to achieve Year 2000 readiness. Furthermore, Wolf Creek is engaged in extensive information sharing and interfaces with other entities on Year 2000 Issues.
   - The need for Year 2000 contingency planning is understood by the Wolf Creek licensee and in keeping with the NEI/NUSMG 98-07 recommendation, one individual has been designated as the single point of contact for contingency planning.

   - Wolf Creek is at the detailed assessment phase except for the items of minimal significance designated as Limited Use Databases and spreadsheets, which come under the category of Limited Use Hardware/ Software. Year 2000 readiness for Wolf Creek is scheduled for September 15, 1999, and can be achieved based on the effort underway.
   - Executive management support was found to be aggressive at Wolf Creek. Management at Wolf Creek has dedicated the fiscal resources needed for successful completion of the year 2000 readiness program.

    Since Wolf Creek was designed during the 1970s and 1980s, most of the originally installed electronic plant equipment did not contain microprocessors. During this time frame, the NRC would not allow components required for safe shutdown of the plant to contain microprocessors. For these reasons, there is minimal Year 2000 risk associated with being able to safely shutdown the plant and maintain it in a safe shutdown condition. During the years since original construction, microprocessor based electronic components have been added in non-safe shutdown applications. Some of these (only two identified thus far and no others are anticipated) could shutdown the plant. Special attention will be paid to these devices to ensure that there is minimal Year 2000 risk associated with them.

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

    The table below sets forth estimates of the status of the components of WCNOC's Year 2000 readiness program at December 31, 1998.

                                                                  Estimated
                                                                  Completion      Percentage
                   Phase                                             Date         Completion
   Identification and assessment of plant components                Mar 99            89%
   Identification and assessment of computers/software (Note 1)     Jun 99            64%
   Identification and Assessment of Other Areas (Note 2)            Jun 99            47%
   Identified remediations complete (Note 3)                        Sep 99            31%
   Comprehensive testing guidelines                                                  100%
   Comprehensive testing (Note 4)                                   Jun 99            13%
   Contingency planning guidelines                                                   100%
   Contingency planning individual plans                            Mar 99            15%

   Note 1 - Several computers are on three year lease and will not be obtained until 1999.
   Note 2 - Includes items such as measuring/test and telecommunications equipment.
   Note 3 - Two major modifications are currently scheduled to be completed after June 1999, the remaining remediations are presently scheduled for completion prior to July 1999.
   Note 4 - Several tests will not be performed until remediations are complete.

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

    WCNOC has estimated the costs to complete the Year 2000 project at $4.6 million ($2.1 million, our share). As of December 31, 1998, $1.4 million ($0.6 million, our share) had been spent on the project. A summary of the projected costs to complete and actual costs incurred through December 31, 1998 is as follows:

                                       Projected      Actual
                                         Costs        Costs
                                       (Dollars in Thousands)

     Wolf Creek Labor and Expenses. .    $  494       $  261
     Contractor Costs . . . . . . . .       646          493
     Remediation Costs. . . . . . . .     3,493          611
       Total. . . . . . . . . . . . .    $4,633       $1,365

    Approximately $3.5 million ($1.6 million, our share) of WCNOC's total Year 2000 cost is associated with remediation. Of these remediation costs, $2.4 million ($1.1 million, our share) are associated with seven major jobs which are in the initial stages. All of these costs are being expensed as they are incurred and are being funded on a daily basis along with our normal costs of operations. In order to minimize the effects of delaying other information technology projects, WCNOC has and will continue to augment staffing during the identification and remediation phases of the project. This staffing, which will include both programmers and technical support personnel, will also be available during the testing and initial operating phases of the various systems.

Market Risk Disclosure

    Market Price Risk: The company is exposed to market risk, including changes in commodity prices and interest rates.

    Commodity Price Exposure: The company uses derivatives for non-trading purposes primarily to reduce exposure relative to the volatility of cash market prices. Given the amount of power purchased for during 1998, the company would have had exposure of approximately $3 million of operating income for a 10% increase in price per MW of electricity. Based upon mmbtu's of natural gas and fuel oil burned during 1998, the company had exposure of approximately $3 million of operating income for a 10% change in average price paid per mmbtu. Quantities of natural gas and electricity could vary dramatically year to year based on weather, unit outages and nuclear refueling.

    Interest Rate Exposure: The company has approximately $46 million of variable rate debt as of December 31, 1998. A 100 basis point change in each debt series benchmark rate would impact net income on an annual basis by approximately $0.5 million.

Western Resources Merger Agreement with Kansas City Power & Light Company

    On February 7, 1997, Western Resources signed a merger agreement with KCPL by which KCPL would be merged with and into Western Resources in exchange for Western Resources common stock. In December 1997, representatives of Western Resources' financial advisor indicated that they believed it was unlikely that they would be in a position to issue a fairness opinion required for the merger on the basis of the previously announced terms.

    On March 18, 1998, Western Resources and KCPL agreed to a restructuring of their February 7, 1997 merger agreement which will result in the formation of Westar Energy, a new electric company. Under the terms of the merger agreement, the electric utility operations of Western Resources will be transferred to the company, and KCPL and the company will be merged into NKC, Inc., a subsidiary of Western Resources. NKC, Inc. will be renamed Westar Energy. In addition, under the terms of the merger agreement, KCPL shareholders will receive Western Resources common stock which is subject to a collar mechanism of not less than .449 nor greater than .722, provided the amount of Western Resources common stock received may not exceed $30.00, and one share of Westar Energy common stock per KCPL share. The Western Resources Index Price is the 20 day average of the high and low sale prices for Western Resources common stock on the NYSE ending ten days prior to closing. If the Western Resources Index Price is less than or equal to $29.78 on the fifth day prior to the effective date of the combination, either party may terminate the agreement. Upon consummation of the combination, Western Resources will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareholders will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL, and the company.

    Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and the company, and $800 million from KCPL. Long-term debt of Western Resources, excluding Protection One (a subsidiary of Western Resources), and the company was $2.5 billion at December 31, 1998. Under the terms of the merger agreement, it is intended that Western Resources will be released from its obligations with respect to the company's debt to be assumed by Westar Energy. For additional information concerning the company's long-term debt and obligations under the La Cygne sale leaseback arrangements which will become obligations of Westar Energy, see Note 5 and Note 6 of Notes to Financial Statements.

    Consummation of the merger is subject to customary conditions. On July 30, 1998, the Western Resources' shareholders and the shareholders of KCPL voted to approve the amended merger agreement at special meetings of shareholders. Western Resources estimates the transaction to close in 1999, subject to receipt of all necessary approvals from regulatory and government agencies.

    In testimony filed in February 1999, the KCC staff recommended the merger be approved but with conditions which Western Resources believes would make the merger uneconomical. The KCC is under no obligation to accept the KCC staff recommendation. In addition, legislation has been proposed in Kansas that could impact the transaction. Western Resources does not anticipate the proposed legislation to pass in its current form. Western Resources is not able to predict whether any of these initiatives will be adopted or their impact on the transaction, which could be material.

    On August 7, 1998, Western Resources and KCPL filed an amended application with the FERC to approve the Western Resources/KCPL merger and the formation of Westar Energy.

    Western Resources has received procedural schedule orders in Kansas and Missouri. These schedules indicate hearing dates beginning May 3, 1999 in Kansas and July 26, 1999 in Missouri.

    In February 1999, KCPL advised Western Resources that its Hawthorne generating station (479 MW coal facility) suffered material damage to its boiler which could prevent the unit's operation for an extended period. Western Resources is not able to ascertain at this time the impact of this matter on the merger.

    KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. We, KCPL and Western Resources have joint interests in certain electric generating assets, including Wolf Creek. For additional information see Note 11. Following the closing of the combination, Westar Energy is expected to have approximately one million electric utility customers in Kansas and Missouri, approximately $8.2 billion in assets and the ability to generate more than 8,800 megawatts of electricity.

    At December 31, 1998, Western Resources had deferred approximately $14 million related to the KCPL transaction. These costs will be included in the determination of the total consideration upon consummation of the transaction.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information relating to market risk disclosure is set forth in Other Information of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS                                                      PAGE

Report of Independent Public Accountants                                34

Financial Statements:

    Balance Sheets, December 31, 1998 and 1997                          35
    Statements of Income for the years ended
         December 31, 1998, 1997 and 1996                                  36
    Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                                  37
    Statements of Common Shareholders' Equity for the years ended
         December 31, 1998, 1997 and 1996                                  38
    Notes to Financial Statements                                       39


SCHEDULES OMITTED

    The following schedules are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements and schedules presented:

    I, II, III, IV, and V.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Kansas Gas and Electric Company:

We have audited the accompanying balance sheets of Kansas Gas and Electric Company (a wholly-owned subsidiary of Western Resources, Inc.) as of December 31, 1998 and 1997, and the related statements of income, cash flows and common shareholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kansas Gas and Electric Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                           ARTHUR ANDERSEN LLP
Kansas City, Missouri,
January 27, 1999

                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)

                                                                        December 31,
                                                                   1998              1997
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .     $       41        $       43
  Accounts receivable (net) . . . . . . . . . . . . . . . .         66,513            66,654
  Advances to parent company (net). . . . . . . . . . . . .         64,405            72,558
  Inventories and supplies (net). . . . . . . . . . . . . .         43,121            41,019
  Prepaid expenses and other. . . . . . . . . . . . . . . .         15,097            17,165
    Total Current Assets. . . . . . . . . . . . . . . . . .        189,177           197,439

PROPERTY, PLANT AND EQUIPMENT (NET) . . . . . . . . . . . .      2,527,357         2,565,175

OTHER ASSETS:
  Regulatory assets . . . . . . . . . . . . . . . . . . . .        260,789           278,568
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         80,648            75,926
    Total Other Assets. . . . . . . . . . . . . . . . . . .        341,437           354,494

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     $3,057,971        $3,117,108


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . .     $     -           $   45,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         78,510            81,986
  Accrued liabilities . . . . . . . . . . . . . . . . . . .         34,199            32,745
  Accrued income taxes. . . . . . . . . . . . . . . . . . .         29,599             4,212
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          6,020             4,032
    Total Current Liabilities . . . . . . . . . . . . . . .        148,328           167,975

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,167           684,128
  Deferred income taxes and investment tax credits. . . . .        785,116           820,838
  Deferred gain from sale-leaseback . . . . . . . . . . . .        209,951           221,779
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         92,165            87,909
    Total Long-term Liabilities . . . . . . . . . . . . . .      1,771,399         1,814,654

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, without par value,
       authorized and issued 1,000 shares . . . . . . . . .      1,065,634         1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . .         72,610            68,845
    Total Shareholders' Equity . . . . . . . . . . . . . . .     1,138,244         1,134,479

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . .    $3,057,971        $3,117,108



The Notes to Financial Statements are an integral part of these statements.

                      KANSAS GAS AND ELECTRIC COMPANY
                           STATEMENTS OF INCOME
                          (Dollars in Thousands)

                                                                    Year Ended December 31,
                                                                1998          1997          1996
SALES . . . . . . . . . . . . . . . . . . . . . . . . .      $  648,379    $  614,445    $  654,570

COST OF SALES . . . . . . . . . . . . . . . . . . . . .         149,360       129,756       123,269

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .         499,019       484,689       531,301

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .         150,502       179,991       176,113
  Depreciation and amortization . . . . . . . . . . . .          98,822       123,423       113,853
  Selling, general and administrative expense . . . . .          60,277        57,267        54,374
      Total Operating Expenses. . . . . . . . . . . . .         309,601       360,681       344,340

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .         189,418       124,008       186,961

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .           8,676        (4,022)        3,633

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . .         198,094       119,986       190,594

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .          45,990        46,062        46,304
  Interest expense on short-term debt and other . . . .           3,368         4,388        11,758
      Total Interest Expense. . . . . . . . . . . . . .          49,358        50,450        58,062

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .         148,736        69,536       132,532

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .          44,971        17,408        36,258

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .      $  103,765    $   52,128    $   96,274



The Notes to Financial Statements are an integral part of these statements.

                      KANSAS GAS AND ELECTRIC COMPANY
                         STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                                                      Year Ended December 31,
                                                                 1998          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .   $  103,765    $   52,128    $   96,274
  Depreciation and amortization . . . . . . . . . . . . . .       98,822       123,423       113,853
  Amortization of deferred gain from sale-leaseback . . . .      (11,828)      (11,281)       (9,640)
  Changes in working capital items:
    Accounts receivable (net) . . . . . . . . . . . . . . .          141         9,017           819
    Inventories and supplies (net). . . . . . . . . . . . .       (2,102)        2,627         5,333
    Prepaid expenses and other. . . . . . . . . . . . . . .        2,068          (174)          138
    Accounts payable. . . . . . . . . . . . . . . . . . . .       (3,476)       33,167        (1,964)
    Accrued liabilities . . . . . . . . . . . . . . . . . .        1,454        (3,710)       17,744
    Accrued income taxes. . . . . . . . . . . . . . . . . .       25,387        (7,016)        1,555
    Other . . . . . . . . . . . . . . . . . . . . . . . . .        1,988           186           (47)
  Changes in other assets and liabilities . . . . . . . . .       (1,870)      (11,013)        3,641
      Net cash flows from operating activities. . . . . . .      214,349       187,354       227,706

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .      (77,419)      (88,165)      (68,095)
      Net cash flows (used in) investing activities . . . .      (77,419)      (88,165)      (68,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .      (45,000)     (177,300)      172,300
  Advances to parent company (net). . . . . . . . . . . . .        8,153       178,175      (215,785)
  Retirements of long-term debt . . . . . . . . . . . . . .          (85)          (65)      (16,135)
  Dividends to parent company . . . . . . . . . . . . . . .     (100,000)     (100,000)     (100,000)
     Net cash flows (used in) financing activities. . . . .     (136,932)      (99,190)     (159,620)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . .           (2)           (1)           (9)

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . .           43            44            53
  End of period . . . . . . . . . . . . . . . . . . . . . .   $       41    $       43    $       44


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . .   $   75,611    $   74,418    $   78,712
   Income taxes . . . . . . . . . . . . . . . . . . . . . .       37,520        52,100        32,100


The Notes to Financial Statements are an integral part of these statements.

                  KANSAS GAS AND ELECTRIC COMPANY
                 STATEMENTS OF SHAREHOLDERS' EQUITY
                       (Dollars in Thousands)

                                                                 Year Ended December 31,
                                                            1998          1997          1996
Common Stock . . . . . . . . . . . . . . . . . . . .     $1,065,634    $1,065,634    $1,065,634

Retained Earnings:
   Beginning balance . . . . . . . . . . . . . . . .         68,845       116,717       120,443
   Net income. . . . . . . . . . . . . . . . . . . .        103,765        52,128        96,274
   Dividends to parent company . . . . . . . . . . .       (100,000)     (100,000)     (100,000)
   Ending balance. . . . . . . . . . . . . . . . . .         72,610        68,845       116,717

Total Shareholders' Equity. . . . . . . . . . . . . .    $1,138,244    $1,134,479    $1,182,351



The Notes to Financial Statements are an integral part of these statements.

                  KANSAS GAS AND ELECTRIC COMPANY
                   NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business:  Kansas Gas and Electric Company (the company,
KGE) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The company is engaged principally in the production, purchase, transmission, distribution, and sale of electricity. The company serves approximately 283,000 electric customers in southeastern Kansas. At December 31, 1998, the company had no employees. All employees are provided by the company's parent, Western Resources, which allocates costs related to the employees of the company.

     The Company owns 47% of Wolf Creek Nuclear Operating Corporation
(WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). The company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities.

    The company prepares its financial statements in conformity with generally accepted accounting principles. The accounting and rates of the company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC). The financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the balance sheet dates, and to report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Property, Plant and Equipment: Property, plant and equipment is stated at cost that includes: contracted services, direct labor and materials, indirect charges for engineering, supervision, general and administrative costs, and an allowance for funds used during construction (AFUDC). The AFUDC rate was 6.00% for 1998, 5.86% for 1997, and 5.71% for 1996. The cost of additions and replacement units of property are capitalized. Maintenance costs and replacement of minor items of property are charged to expense as incurred. When units of depreciable property are retired, they are removed from the plant accounts and the original cost plus removal charges less salvage are charged to accumulated depreciation. Inventories and supplies are stated at average cost.

    In accordance with regulatory decisions made by the KCC, the acquisition premium of approximately $801 million resulting from the KGE acquisition in 1992 is being amortized over 40 years. The acquisition premium is classified as property, plant and equipment on the Balance Sheets. Accumulated amortization as of December 31, 1998 and 1997 totaled $68.0 million and $47.9 million, respectively.

    Depreciation: Property, plant and equipment is depreciated on the straight-line method at rates approved by regulatory authorities. Property, plant and equipment is depreciated on an average annual composite basis using group rates that approximated 2.75% during 1998, 2.76% during 1997, and 2.81% during 1996. The company periodically evaluates its depreciation rates considering the past and expected future experience in the operation of its facilities.

    Fuel Costs: The cost of nuclear fuel in process of refinement, conversion, enrichment, and fabrication is recorded as an asset at original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. The accumulated amortization of nuclear fuel in the reactor at December 31, 1998 and 1997, was $39.5 and $20.9 million, respectively.

    Regulatory Assets and Liabilities: Regulatory assets represent probable future sales associated with certain costs that will be recovered from customers through the ratemaking process. The company has recorded these regulatory assets in accordance with SFAS 71. If the company was required to terminate application of that statement for all of its regulated operations, the company would have to record the amounts of all regulatory assets and liabilities in its Statements of Income at that time. The company's earnings would be reduced by the total amount in the table below, net of applicable income taxes. Regulatory assets reflected in the financial statements at December 31, 1998 and 1997 are as follows:


     December 31,                                1998          1997
                                               (Dollars in Thousands)
     Recoverable taxes. . . . . . . . . . . .  $175,759      $187,801
     Debt issuance costs. . . . . . . . . . .    40,102        43,045
     Deferred plant costs . . . . . . . . . .    30,657        30,979
     Coal contract settlement costs . . . . .     8,392        10,035
     Other regulatory assets. . . . . . . . .     5,879         6,708
        Total regulatory assets . . . . . . .  $260,789      $278,568

     Recoverable income taxes: Recoverable income taxes represent amounts due from customers for accelerated tax benefits which have been previously flowed through to customers and are expected to be recovered in the future as the accelerated tax benefits reverse.

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

    The company expects to recover all of the above regulatory assets in rates. A return is allowed on debt issuance costs, other than the refinancing of the La Cygne 2 lease, deferred plant costs and coal contract settlement costs.

    Sales: Sales are recognized as services are rendered and include estimated amounts for energy delivered but unbilled at the end of each year. Unbilled sales of $22.0 million and $21.5 million are recorded as a component of accounts receivable (net) on the Balance Sheets as of December 31, 1998 and 1997, respectively.

    The company's allowance for doubtful accounts receivable totaled $1.9 million and $1.7 million at December 31, 1998 and 1997, respectively.

    Income Taxes: Deferred tax assets and liabilities are recognized for temporary differences in amounts recorded for financial reporting purposes and their respective tax bases. Investment tax credits previously deferred are being amortized to income over the life of the property which gave rise to the credits.

    Cash Surrender Value of Life Insurance: The following amounts related to corporate-owned life insurance policies (COLI) are recorded in other assets on the Balance Sheets at December 31:

                                                1998        1997
                                             (Dollars in Millions)
    Cash surrender value of policies. . . .    $486.3      $453.8
    Borrowings against policies . . . . . .     476.9       442.2
    COLI (net). . . . . . . . . . . . . . .    $  9.4      $ 11.6

    Income is recorded for increases in cash surrender value and net death proceeds. Interest incurred on amounts borrowed is offset against policy income. Income recognized from death proceeds is highly variable from period to period. Death benefits recognized as other income approximated $13.7 million in 1998, $0.6 in 1997 and $5.5 in 1996.

    New Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting and is effective for fiscal years beginning after June 15,

1999.  SFAS 133 cannot be applied retroactively.  SFAS 133 must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 and, at the company's election, before January 1, 1998. The company will adopt SFAS 133 no later than January 1, 2000. Management is presently evaluating the impact that adoption of SFAS 133 will have on the company's financial position and results of operations. Adoption of SFAS 133, however, could increase volatility in earnings.

    Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The company has been associated with three former manufactured gas sites which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analyses. At December 31, 1998, the costs incurred from preliminary site investigation and risk assessment have been minimal.

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

    Decommissioning costs are currently being charged to operating expense in accordance with the prior KCC orders. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts expensed approximated $3.8 million in 1998 and will increase annually to $5.6 million in 2024. These amounts are deposited in an external trust fund. The average after-tax expected return on trust assets is 5.7%.

    The company's investment in the decommissioning fund, including reinvested earnings approximated $52.1 million and $43.5 million at December 31, 1998 and 1997, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability.

    The Financial Accounting Standards Board is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current accounting practices for nuclear power plant decommissioning are changed, the following could occur:

    -  The company's annual decommissioning expense could be higher than in
          1998
    - The estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation)
    - The increased costs could be recorded as additional investment in the Wolf Creek plant

    The company does not believe that such changes, if required, would adversely affect its operating results due to its current ability to recover decommissioning costs through rates.

    Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $9.7 billion for a single nuclear incident. If this liability limitation is insufficient, the U.S. Congress will consider taking whatever action is necessary to compensate the public for valid claims. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million. The remaining balance is provided by an assessment plan mandated by the Nuclear Regulatory Commission
(NRC). Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $88.1 million ($41.4 million, company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, company's share) in retrospective assessments per incident, per year.

    The Owners carry decontamination liability, premature decommissioning liability and property damage insurance for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, company's share). This insurance is provided by Nuclear Electric Insurance Limited (NEIL). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan approved by the NRC. The company's share of any remaining proceeds can be used for property damages. If an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses and the decision is made to decommission the plant, the company's share of any remaining proceeds can be used to make up a shortfall in the decommissioning trust fund.

    The Owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves and other NEIL resources, the company may be subject to retrospective assessments under the current policies of approximately $7 million per year.

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

    Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the company has entered into various commitments to obtain nuclear fuel, coal and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 1998, WCNOC's nuclear fuel commitments (company's share) were approximately $6.1 million for uranium concentrates expiring at various times through 2001, $24.9 million for enrichment expiring at various times through 2003 and $60.1 million for fabrication through 2025.

    At December 31, 1998, the company's coal contract commitments in 1998 dollars under the remaining terms of the contracts were approximately $598.3 million. The largest coal contract expires in 2020, with the remaining coal contracts expiring at various times through 2013.

    At December 31, 1998, the company's natural gas transportation commitment in 1998 dollars under the remaining terms of the contract were approximately $0.5 million. The natural gas transportation contract provides firm service to the company's Neosho gas burning facility through 2003.

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


3.  RATE MATTERS AND REGULATION

    KCC Rate Proceedings: In January 1997, the KCC approved an agreement that reduced electric rates for the company. Significant terms of the agreement are as follows:

    - The company made permanent an interim $8.7 million rate reduction implemented in May 1996. This reduction was effective February
      1, 1997.
    - The company reduced annual rates by $36 million effective February
      1, 1997.
    - The company rebated $2.3 million to its customers in January 1998.
    - The company reduced annual rates by an additional $10 million on June 1, 1998.
    - The company rebated an additional $2.3 million to its customers in January 1999.
    - The company will reduce annual rates by an additional $10 million on June 1, 1999.

    All rate decreases are cumulative. Rebates are one-time events and do not influence future rates.

4.  SHORT-TERM BORROWINGS

    Information regarding the company's short-term borrowings, comprised of borrowings under the credit agreements and bank loans, is as follows:

      Year ended December 31,                  1998        1997
                                            (Dollars in Thousands)
      Borrowings outstanding at year end:
        Bank loans                           $   -       $ 45,000

      Weighted average interest rate on
        debt outstanding at year end
        (including fees)                         -  %       6.44%

      Weighted average short-term debt
        outstanding during the year          $    616    $ 22,945

      Weighted daily average interest
        rates during the year
        (including fees)                        6.44%       6.46%


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

    Debt discount and expenses are being amortized over the remaining lives of each issue. The improvement and maintenance fund requirements for certain first mortgage bond series can be met by bonding additional property. With the retirement of certain company pollution control series bonds, there are no longer any bond sinking fund requirements. During the years 1999 through 2003, $135 million of bonds will mature in 2003. No other bonds will mature during this time period.

    Long-term debt outstanding is as follows at December 31:

                                           1998             1997
                                          (Dollars in Thousands)
First mortgage bond series:
    7.6% due 2003. . . . . . . . . .    $ 135,000        $ 135,000
    6-1/2% due 2005. . . . . . . . .       65,000           65,000
    6.20% due 2006 . . . . . . . . .      100,000          100,000
                                          300,000          300,000
Pollution control bond series:
    5.10% due 2023 . . . . . . . . .       13,673           13,757
    Variable due 2027 (1). . . . . .       21,940           21,940
    7.0% due 2031. . . . . . . . . .      327,500          327,500
    Variable due 2032 (2). . . . . .       14,500           14,500
    Variable due 2032 (3). . . . . .       10,000           10,000
                                          387,613          387,697
Less:
    Unamortized discount . . . . . .        3,446            3,569
Long-term debt (net) . . . . . . . .    $ 684,167        $ 684,128

Rates at December 31, 1998: (1) 3.50%, (2) 3.75%, (3) 3.75%


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

    As permitted under the La Cygne 2 lease agreement, the company in 1992 requested the Trustee Lessor to refinance $341.1 million of secured facility bonds of the Trustee and owner of La Cygne 2. The transaction was requested to reduce recurring future net lease expense. In connection with the refinancing on September 29, 1992, a one-time payment of approximately $27 million was made by the company which has been deferred and is being amortized over the remaining life of the lease and included in operating expense as part of the future lease expense. At December 31, 1998, approximately $20.3 million of this deferral remained in regulatory assets on the Balance Sheet.

    Future minimum annual lease payments required under the La Cygne 2 lease agreement are approximately $34.6 million for each year through 2002, $39.4 million in 2003, and $537.2 million over the remainder of the lease.

    The gain realized at the date of the sale of La Cygne 2 has been deferred for financial reporting purposes, and is being amortized ($11.8 million per year) over the initial lease term in proportion to the related lease expense. The company's lease expense, net of amortization of the deferred gain and refinancing costs, was approximately $28.9 million for 1998, $27.3 million for 1997, and $22.5 million for 1996.

    In addition the company has future minimum annual lease payments of approximately $965,000 for each year through 2003 and $2.9 million over the remainder of the lease.


7.  INCOME TAXES

    Income tax expense is composed of the following components at December
31:

                                       1998         1997        1996
                                          (Dollars in Thousands)
    Currently payable:
      Federal. . . . . . . . .       $ 53,297    $ 34,641     $ 31,135
      State. . . . . . . . . .         12,080       7,982       11,948
    Deferred:
      Federal. . . . . . . . .        (14,299)    (18,503)        (218)
      State. . . . . . . . . .         (2,866)     (3,467)      (3,358)
    Amortization of investment
      tax credits . . . . . .          (3,241)     (3,245)      (3,249)
    Total income tax expense .       $ 44,971    $ 17,408     $ 36,258


    Under SFAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities as follows at December 31:

                                                    1998             1997
                                                    (Dollars in Thousands)
Deferred tax assets:
  Deferred gain on sale-leaseback. . . . .      $   92,427       $   97,634
  Other. . . . . . . . . . . . . . . . . .          42,806           43,330
    Total deferred tax assets. . . . . . .         135,233          140,964
Deferred tax liabilities:
  Accelerated depreciation and other . . .         376,113          386,382
  Acquisition premium. . . . . . . . . . .         290,576          298,582
  Deferred future income taxes . . . . . .         175,759          187,801
  Other. . . . . . . . . . . . . . . . . .          14,667           22,561
    Total deferred tax liabilities . . . .         857,115          895,326

Investment tax credits . . . . . . . . . .          63,234           66,476

Accumulated deferred income taxes, net . .      $  785,116       $  820,838

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

    The effective income tax rates set forth below are computed by dividing total federal and state income taxes by the sum of such taxes and net income. The difference between the effective tax rates and the federal statutory income tax rates are as follows:

Year Ended December 31,                      1998         1997         1996
                                                  (Dollars in Thousands)
Effective Income Tax Rate                     30%          25%          27%
Effect of:
 State income taxes                           (4)          (4)          (4)
 Amortization of investment tax credits        2            5            2
 Corporate-owned life insurance policies       9           12            7
 Accelerated depreciation flow through
   and amortization, net                      (2)          (4)           2
 Other                                         -            1            1

Statutory Federal Income Tax Rate             35%          35%          35%


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

    Cash and cash equivalents, short-term borrowings and variable-rate debt are carried at cost which approximates fair value. The decommissioning trust is recorded at fair value and is based on the quoted market prices at December 31, 1998 and 1997. The fair value of fixed-rate debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities and redemption provisions.

    The recorded amount of accounts receivable and other current financial instruments approximate fair value.

    The fair value estimates presented herein are based on information available at December 31, 1998 and 1997. These fair value estimates have not been comprehensively revalued for the purpose of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. Because the company's operations are regulated, the company believes that any gains or losses related to the retirement of debt would not have a material effect on the company's financial position or results of operations.

    The carrying values and estimated fair values of the company's financial instruments are as follows:

                                   Carrying Value              Fair Value
    December 31,                   1998       1997          1998       1997
                                            (Dollars in Thousands)

    Decommissioning trust. . .   $ 52,093  $  43,514      $ 52,093   $ 43,514
    Fixed-rate debt. . . . . .    641,172    641,257       684,125    660,266


10.  PROPERTY, PLANT AND EQUIPMENT

    The following is a summary of property, plant and equipment at December
31:

                                                 1998            1997
                                                (Dollars in Thousands)

      Electric plant in service. . . . . .    $3,580,433      $3,545,942
      Less - Accumulated depreciation. . .     1,125,735       1,051,107
                                               2,454,698       2,494,835
      Construction work in progress. . . .        32,943          29,432
      Nuclear fuel (net) . . . . . . . . .        39,497          40,696
        Net Utility Plant. . . . . . . . .     2,527,138       2,564,963
      Non-utility plant in service . . . .           219             212
        Net Property, Plant and Equipment.    $2,527,357      $2,565,175

    The carrying value of long-lived assets, including intangibles are reviewed for impairment whenever events or changes in circumstances indicate they may not be recoverable.


11.  JOINT OWNERSHIP OF UTILITY PLANTS

                             Company's Ownership at December 31, 1998

                       In-Service      Invest-   Accumulated      Net     Per-
                         Dates         ment      Depreciation     (MW)    cent
                                      (Dollars in Thousands)
La Cygne 1 (a)         Jun 1973     $  162,756     $ 109,336        343     50
Jeffrey  1 (b)         Jul 1978         71,831        31,883        147     20
Jeffrey  2 (b)         May 1980         68,477        31,734        147     20
Jeffrey  3 (b)         May 1983         99,964        41,061        144     20
Wolf Creek (c)         Sep 1985      1,377,348       429,934        547     47

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


12.  RELATED PARTY TRANSACTIONS

   The cash management function, including cash receipts and disbursements, for the company is performed by Western Resources. An intercompany account is used to record net receipts and disbursements handled by Western Resources. The net amount advanced by the company to Western Resources approximated $64 million and $73 million at December 31, 1998 and 1997, respectively. These amounts are recorded as advances to parent company in current assets on the Balance Sheets.
   Certain operating expenses have been allocated to the company from Western Resources. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate allocators. Management believes such allocation procedures are reasonable. During 1998, the company declared dividends to Western Resources of $100 million.


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

   On March 18, 1998, Western Resources and KCPL agreed to a restructuring of their February 7, 1997 merger agreement which will result in the formation of Westar Energy, a new electric company. Under the terms of the merger agreement, the electric utility operations of Western Resources will be transferred to the company, and KCPL and the company will be merged into NKC, Inc., a subsidiary of Western Resources. NKC, Inc. will be renamed Westar Energy. In addition, under the terms of the merger agreement, KCPL shareholders will receive Western Resources common stock which is subject to a collar mechanism of not less than .449 nor greater than .722, provided the amount of Western Resources common stock received may not exceed $30.00, and one share of Westar Energy common stock per KCPL share. The Western Resources Index Price is the 20 day average of the high and low sale prices for Western Resources common stock on the NYSE ending ten days prior to closing. If the Western Resources Index Price is less than or equal to $29.78 on the fifth day prior to the effective date of the combination, either party may terminate the agreement. Upon consummation of the combination, Western Resources will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareholders will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL, and the company.

   Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and the company, and $800 million from KCPL. Long-term debt of Western Resources, excluding Protection One (a subsidiary of Western Resources), and the company was $2.5 billion at December 31, 1998, and $2.1 billion at December 31, 1997. Under the terms of the merger agreement, it is intended that Western Resources will be released from its obligations with respect to the company's debt to be assumed by Westar Energy.

   Consummation of the merger is subject to customary conditions. On July 30, 1998, the Western Resources' shareholders and the shareholders of KCPL voted to approve the amended merger agreement at special meetings of shareholders. Western Resources estimates the transaction to close in 1999, subject to receipt of all necessary approvals from regulatory and government agencies.

   In testimony filed in February 1999, the KCC staff recommended the merger be approved but with conditions which Western Resources believes would make the merger uneconomical. The KCC is under no obligation to accept the KCC staff recommendation. In addition, legislation has been proposed in Kansas that could impact the transaction. Western Resources does not anticipate the proposed legislation to pass in its current form. Western Resources is not able to predict whether any of these initiatives will be adopted or their impact on the transaction, which could be material.

   On August 7, 1998, Western Resources and KCPL filed an amended application with the FERC to approve the Western Resources/KCPL merger and the formation of Westar Energy.

   Western Resources has received procedural schedule orders in Kansas and Missouri. These schedules indicate hearing dates beginning May 3, 1999 in Kansas and July 26, 1999 in Missouri.

   In February 1999, KCPL advised Western Resources that its Hawthorne generating station (479 MW coal facility) suffered material damage to its boiler which could prevent the unit's operation for an extended period. Western Resources is not able to ascertain at this time the impact of this matter on the merger.

   KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. The company, KCPL and Western Resources have joint interests in certain electric generating assets, including Wolf Creek.

   At December 31, 1998, Western Resources had deferred approximately $14 million related to the KCPL transaction. These costs will be included in the determination of total consideration upon consummation of the transaction.

   For additional information on the Merger Agreement with KCPL, see Western Resources' Registration Statement on Form S-4 filed on June 9, 1998.

14.  SEGMENTS OF BUSINESS

   In 1998, the company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires the company to define and report the company's business segments based on how management currently evaluates its business. The company is evaluated from a segment perspective as a part of its parent company, Western Resources. The company is an integral component of Western Resources and its financial position and operations are managed as such. Based on the management approach to determining business segments, the company only has one business segment. This segment is nuclear generation. The company's remaining operations of fossil generation and energy delivery are fully integrated with those of Western Resources.

   Electric operations and nuclear generation comprise the company's regulated electric utility business in Kansas. Electric operations involve the production, transmission and distribution of electric power for sale to approximately 283,000 retail and wholesale customers in Kansas. Nuclear generation represents the company's 47% ownership in the Wolf Creek nuclear generating facility. This segment does not have any external sales.

   The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The company evaluates segment performance based on earnings before interest and taxes. The company has no single external customer from which it receives ten percent or more of revenues.

Year Ended December 31, 1998:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)

External sales. . . $  648,379   $     -      $      -      $  648,379
Allocated sales . .    117,517      117,517      (235,034)        -
Depreciation and
 amortization . . .     59,239       39,583          -          98,822
Earnings before
 interest and taxes    219,014      (20,920)         -         198,094
Interest expense. .                                             49,358
Earnings before
 income taxes . . .                                            148,736
Identifiable assets   1,936,462   1,121,509                  3,057,971

Year Ended December 31, 1997:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)

External sales. . . $  614,445   $     -      $      -      $  614,445
Allocated sales . .    102,330      102,330      (204,660)        -
Depreciation and
 amortization . . .     57,521       65,902          -         123,423
Earnings before
 interest and taxes    180,954      (60,968)         -         119,986
Interest expense. .                                             50,450
Earnings before
 income taxes . . .                                             69,536
Identifiable assets  1,962,856    1,154,522                  3,117,108


Year Ended December 31, 1996:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)

External sales. . . $  654,570   $     -      $      -      $  654,570
Allocated sales . .    100,592      100,592      (201,184)         -
Depreciation and
 amortization . . .     56,611       57,242          -         113,853
Earnings before
 interest and taxes    242,179      (51,585)                   190,594
Interest expense. .     58,062                                  58,062
Earnings before
 income taxes . . .                                            132,532
Identifiable assets  2,128,552    1,190,335                  3,318,887

15.  QUARTERLY FINANCIAL STATISTICS (Unaudited)

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

                                                   1998
                              1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                            (Dollars in Thousands)
Sales . . . . . . . . . . .   $134,566     $162,816     $216,034     $134,963
Income from Operations. . .     36,033       44,112       81,063       28,210
Net income. . . . . . . . .     22,415       28,507       43,329        9,514

                                                   1997
                              1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                            (Dollars in Thousands)
Sales . . . . . . . . . . .   $143,791     $148,826     $191,066     $130,762
Income from Operations. . .     30,364       32,421       66,724       (5,501)
Net income. . . . . . . . .     11,172       15,492       31,775       (6,311)




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There were no disagreements with accountants on accounting and financial disclosure.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Western Resources, Inc. owns 100% of the Company's outstanding common stock.

                                                                   A Director
                      Business Experience Since 1994 and Other    Continuously
    Name        Age   Directorships Other Than The Company            Since

Annette M.       36   Chairman of the Board (since Jan. 1999)         1999
Beck                    and President (since Oct. 1998), Kansas
                        Gas and Electric Company; Vice President,
                        Customer Service (since Oct. 1998);
                        Director Customer Operations (Aug. 1997
                        to Oct. 1998); and prior to that Director
                        Strategic Planning, Western Resources, Inc.


Anderson E.      65   President, Jackson Mortuary,                    1994
Jackson                 Wichita, Kansas
                        Directorships
                        The National Business League

Donald A.        65   Consultant, Investment Management Group,        1992
Johnston                Commerce Bank, Lawrence, Kansas,
(1)(2)                  (since July 1996); Retired President and
                        Chairman (Emeritus), Maupintour, Inc,
                        Lawrence, Kansas
                        Directorships
                        Commerce Bank, Lawrence, Kansas

James A.         41   Vice President, Investor Relations and          1997
Martin                  Strategic Planning (since Oct. 1998);
                        Vice President, Finance (July 1995 to
                        Oct. 1998); and prior to that Executive
                        Director Regulatory and Rates
                        Western Resources, Inc.

Marilyn B.       49   President Kansas, NationsBank N.A.              1994
Pauly                   Wichita, Kansas
(1)                     Directorships
                        Farmers Mutual Alliance Insurance Company

Richard D.       66   President, Range Oil Company                    1993
Smith                   Directorships
                        NationsBank N.A.
                        HCA Wesley Medical Center,
                        Wichita, Kansas

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

   During 1998, the Board of Directors met five times and the Audit Committee met once. Each director attended at least 75% of the total number of Board and Committee meetings held while he/she served as a director or a member of the committee.

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

FINANCIAL STATEMENTS

Balance Sheets, December 31, 1998 and 1997
Statements of Income for the years ended December 31, 1998, 1997 and 1996 Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 Statements of Common Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996
Notes to Financial Statements


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

                                         KANSAS GAS AND ELECTRIC COMPANY


March 31, 1999                        By      /s/ Annette M. Beck
                                               Annette M. Beck,
                                               Chairman of the Board
                                               and President

                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                       Title                      Date


 /s/ ANNETTE M. BECK          Chairman of the Board and
    (Annette M. Beck)         President (Principal Executive   March 31, 1999
                                 Officer)

 /s/ RICHARD D. TERRILL       Secretary, Treasurer and General
    (Richard D. Terrill)      Counsel (Principal Financial     March 31, 1999
                                 and Accounting Officer)

 /s/ ANDERSON E. JACKSON
    (Anderson E. Jackson)

 /s/ DONALD A. JOHNSTON
    (Donald A. Johnston)

 /s/ JAMES A. MARTIN                Directors                  March 31, 1999
    (James A. Martin)

 /s/ MARILYN B. PAULY
    (Marilyn B. Pauly)

 /s/ RICHARD D. SMITH
    (Richard D. Smith)