Form 10-Q
period 1999-03-31
KANSAS GAS & ELECTRIC CO /KS/
filed 1999-05-17
CIK 54496

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

   [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 1999


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

           Class                               Outstanding at May 17, 1999
 Common Stock (No par value)                           1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                 KANSAS GAS AND ELECTRIC COMPANY
                              INDEX



                                                                       Page

PART I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                     4 - 5

              Statements of Cash Flows                                 6 - 7

              Statements of Common Shareholders' Equity                  8

              Notes to Financial Statements                              9

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    13

     Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                            20

Part II.  Other Information

     Item 1.  Legal Proceedings                                         21

     Item 2.  Changes in Securities and Use of Proceeds                 21

     Item 3.  Defaults Upon Senior Securities                           21

     Item 4.  Submission of Matters to a Vote of Security Holders       21

     Item 5.  Other Information                                         21

     Item 6.  Exhibits and Reports on Form 8-K                          21

Signature                                                               22

                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)
                          (Unaudited)
                                                                March  31,     December 31,
                                                                   1999            1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .     $       43       $       41
  Accounts receivable (net) . . . . . . . . . . . . . . . .         57,759           66,513
  Advances to parent company (net). . . . . . . . . . . . .         73,834           64,405
  Inventories and supplies (net). . . . . . . . . . . . . .         43,696           43,121
  Prepaid expenses and other. . . . . . . . . . . . . . . .          7,235           15,097
    Total Current Assets. . . . . . . . . . . . . . . . . .        182,567          189,177

PROPERTY, PLANT AND EQUIPMENT (NET) . . . . . . . . . . . .      2,511,119        2,527,357

OTHER ASSETS:
  Regulatory assets . . . . . . . . . . . . . . . . . . . .        259,317          260,789
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         82,848           80,648
    Total Other Assets. . . . . . . . . . . . . . . . . . .        342,165          341,437

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     $3,035,851       $3,057,971


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . .     $   57,437       $   78,510
  Accrued liabilities . . . . . . . . . . . . . . . . . . .         49,944           34,199
  Accrued income taxes. . . . . . . . . . . . . . . . . . .         37,851           29,599
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          6,404            6,020
    Total Current Liabilities . . . . . . . . . . . . . . .        151,636          148,328

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,178          684,167
  Deferred income taxes and investment tax credits. . . . .        780,615          785,116
  Deferred gain from sale-leaseback . . . . . . . . . . . .        206,993          209,951
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         86,280           92,165
    Total Long-term Liabilities . . . . . . . . . . . . . .      1,758,066        1,771,399

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, without par value,
       authorized and issued 1,000 shares . . . . . . . . .      1,065,634        1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . .         60,515           72,610
    Total Shareholders' Equity. . . . . . . . . . . . . . .      1,126,149        1,138,244

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . .     $3,035,851       $3,057,971



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    1999           1998
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  133,910     $  134,566

COST OF SALES . . . . . . . . . . . . . . . . . . . . .              25,749         25,957

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             108,161        108,609

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .              39,137         35,507
  Depreciation and amortization . . . . . . . . . . . .              25,057         24,433
  Selling, general and administrative expense . . . . .              13,795         12,636
      Total Operating Expenses. . . . . . . . . . . . .              77,989         72,576

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .              30,172         36,033

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .              (1,255)         4,843

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . .              28,917         40,876

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              11,453         11,489
  Interest expense on other . . . . . . . . . . . . . .                 809            870
      Total Interest Expense. . . . . . . . . . . . . .              12,262         12,359

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . .              16,655         28,517

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .               3,750          6,102

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   12,905     $   22,415



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                         March 31,
                                                                    1999           1998
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  647,723     $  605,220

COST OF SALES . . . . . . . . . . . . . . . . . . . . .             149,152        129,489

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             498,571        475,731

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .             154,132        170,320
  Depreciation and amortization . . . . . . . . . . . .              99,446        118,933
  Selling, general and administrative expense . . . . .              61,436         56,801
      Total Operating Expenses. . . . . . . . . . . . .             315,014        346,054

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .             183,557        129,677

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .               2,578          2,258

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . .             186,135        131,935

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              45,954         46,069
  Interest expense on other . . . . . . . . . . . . . .               3,307          3,701
      Total Interest Expense. . . . . . . . . . . . . .              49,261         49,770

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . .             136,874         82,165

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .              42,619         18,794

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   94,255     $   63,371



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   12,905     $   22,415
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .        25,057         24,433
  Amortization of gain from sale-leaseback. . . . . . . . . .        (2,958)        (2,957)
  Changes in working capital items:
    Accounts receivable (net) . . . . . . . . . . . . . . . .         8,754           (160)
    Inventories and supplies (net). . . . . . . . . . . . . .          (575)          (981)
    Prepaid expenses and other. . . . . . . . . . . . . . . .         7,862          7,851
    Accounts payable. . . . . . . . . . . . . . . . . . . . .       (21,073)       (20,935)
    Accrued liabilities . . . . . . . . . . . . . . . . . . .        15,745         12,971
    Accrued income taxes. . . . . . . . . . . . . . . . . . .         8,252         11,651
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .           384             85
  Changes in other assets and liabilities . . . . . . . . . .        (7,636)          (908)
      Net cash flows from operating activities. . . . . . . .        46,717         53,465

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .       (12,266)       (14,091)
      Net cash flows (used in) investing activities . . . . .       (12,266)       (14,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .          -           (45,000)
  Advances to parent company (net). . . . . . . . . . . . . .        (9,429)        30,720
  Retirements of long-term debt . . . . . . . . . . . . . . .           (20)           (95)
  Dividends to parent company . . . . . . . . . . . . . . . .       (25,000)       (25,000)
     Net cash flows (used in) financing activities. . . . . .       (34,449)       (39,375)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT . . . . .             2             (1)

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . . .            41             43
  End of period . . . . . . . . . . . . . . . . . . . . . . .    $       43     $       42


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $    6,078      $   6,618
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .          -              -



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                         March 31,
                                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   94,255     $   63,371
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .        99,446        118,933
  Amortization of gain from sale-leaseback. . . . . . . . . .       (11,829)       (11,828)
  Changes in working capital items:
    Accounts receivable (net) . . . . . . . . . . . . . . . .         9,055         (7,348)
    Inventories and supplies (net). . . . . . . . . . . . . .        (1,696)         1,252
    Prepaid expenses and other. . . . . . . . . . . . . . . .         2,079            576
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (3,614)        16,919
    Accrued liabilities . . . . . . . . . . . . . . . . . . .         4,228         (3,587)
    Accrued income taxes. . . . . . . . . . . . . . . . . . .        21,988            229
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .         2,287            (18)
  Changes in other assets and liabilities . . . . . . . . . .        (8,598)        (7,947)
      Net cash flows from operating activities. . . . . . . .       207,601        170,552

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .       (75,594)       (85,938)
      Net cash flows (used in) investing activities . . . . .       (75,594)       (85,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .          -           (10,000)
  Advances to parent company (net). . . . . . . . . . . . . .       (31,996)        25,482
  Retirements of long-term debt . . . . . . . . . . . . . . .           (10)           (95)
  Dividends to parent company . . . . . . . . . . . . . . . .      (100,000)      (100,000)
     Net cash flows (used in) financing activities. . . . . .      (132,006)       (84,613)

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .             1              1

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . . .            42             41
  End of period . . . . . . . . . . . . . . . . . . . . . . .    $       43     $       42


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   75,071     $   72,622
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        37,520         45,100



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
            STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                      (Dollars in Thousands)
                           (Unaudited)

                                          Three Months Ended         Twelve Months Ended
                                               March 31,                  March 31,
                                           1999        1998           1999        1998
Common Stock . . . . . . . . . . . .    $1,065,634  $1,065,634     $1,065,634  $1,065,634

Retained Earnings:
  Beginning balance. . . . . . . . .        72,610      68,845         66,260     102,889
  Net income . . . . . . . . . . . .        12,905      22,415         94,255      63,371
  Dividends to parent company. . . .       (25,000)    (25,000)      (100,000)   (100,000)
  Ending balance . . . . . . . . . .        60,515      66,260         60,515      66,260

Total Shareholders' Equity . . . . .    $1,126,149  $1,131,894     $1,126,149  $1,131,894



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business:  Kansas Gas and Electric Company (the company,
KGE) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The company is engaged principally in the production, purchase, transmission, distribution, and sale of electricity. The company serves approximately 283,000 electric customers in southeastern Kansas. At March 31, 1999, the company had no employees. All employees are provided by the company's parent, Western Resources which allocates costs related to the employees of the company.

     The Company owns 47% of Wolf Creek Nuclear Operating Corporation
(WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). The company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities.

    The company's unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q.
Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and notes should be read in conjunction with the financial statements and the notes included in the company's 1998 Annual Report on Form 10-K. The accounting and rates of the company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC).

    In the opinion of the company's management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

    Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  WESTERN RESOURCES AND KANSAS CITY POWER & LIGHT COMPANY MERGER AGREEMENT

    In May 1999, a Stipulation and Agreement was reached with the Kansas Corporation Commission (KCC) staff which resulted in a set of settlement recommendations in connection with the KCPL merger. These recommendations have not been accepted by all parties and must be approved by the KCC. The KCC will review the Stipulation and Agreement and issue an order based on the agreement and the results of the technical hearings, which are in progress. Significant terms of the recommended settlement are as follows:

      - An electric rate moratorium would be implemented for four years beginning on the day the merger closes
      - Westar Energy would make three rate rebates of $15 million each to its Kansas retail customers on July 1 of 2001, 2002 and 2003
      - Westar Energy would be allowed to include $300 million of the acquisition premium (amount is net of related deferred income taxes to be recorded) in its Kansas rate base
      - Western Resources and KCPL would be allowed to earn a deferred return on certain new generating facilities that will be completed during the rate moratorium period. The deferred return would be calculated from the date of commercial operation of these generating assets until the earlier of the end of the rate moratorium or March 31, 2004.
        Estimated expenditures by Western Resources that qualify for the deferred return approximate $270 million.

    For additional information on the Western Resources and Kansas City Power & Light Company Merger Agreement, see Note 13 of the company's 1998 Annual Report on Form 10-K.


3.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The company is associated with three former manufactured gas sites which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the three sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analyses. At March 31, 1999, the costs incurred from preliminary site investigation and risk assessment have been minimal.

    For additional information on Commitments and Contingencies, see Note 2 of the company's 1998 Annual Report on Form 10-K.


4.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 22.5% and 31.1% for the three and twelve month periods ended March 31, 1999, compared to 21.4% and 22.9% for the three and twelve month periods ended March 31, 1998. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits, benefits from corporate-owned life insurance, and accelerated amortization of certain deferred income taxes.


5.  SEGMENTS OF BUSINESS

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

Three Months Ended March 31, 1999:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)

External sales. . . $  133,910   $     -      $      -      $  133,910
Allocated sales . .                  29,218       (29,218)         -
Earnings before
 interest and taxes     33,142       (4,225)                    28,917
Interest expense. .                                             12,262
Earnings before
 income taxes . . .                                             16,655


Three Months Ended March 31, 1998:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)

External sales. . . $  134,566   $     -      $      -      $  134,566
Allocated sales . .                  29,239       (29,239)         -
Earnings before
 interest and taxes     44,822       (3,946)                    40,876
Interest expense. .                                             12,359
Earnings before
 income taxes . . .                                             28,517

Year Twelve Months Ended March 31, 1999:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)

External sales. . . $  647,723   $     -      $      -      $  647,723
Allocated sales . .                 117,496      (117,496)        -
Earnings before
 interest and taxes    207,334      (21,199)         -         186,135
Interest expense. .                                             49,261
Earnings before
 income taxes . . .                                            136,874


Year Twelve Months Ended March 31, 1998:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)

External sales. . . $  605,220   $     -      $      -      $  605,220
Allocated sales . .                 102,449      (102,449)        -
Earnings before
 interest and taxes    186,523      (54,588)         -         131,935
Interest expense. .                                             49,770
Earnings before
 income taxes . . .                                             82,165

                 KANSAS GAS AND ELECTRIC COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

    In Management's Discussion and Analysis we explain the general financial condition and the operating results for the company. We explain:

      -  What factors affect our business
      - What our earnings and costs were for the three and twelve month periods ended March 31, 1999 and 1998
      -  Why these earnings and costs differed from period to period
      -  How our earnings and costs affect our overall financial condition
      - Any other items that particularly affect our financial condition or earnings

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1998 Annual Report on Form 10-K and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's 1998 Annual Report on Form 10-K.

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

FINANCIAL CONDITION

General

    Net income of $12.9 million for the three months ended March 31, 1999 decreased substantially from $22.4 million for the same period in 1998. The decrease in net income was primarily due to higher operating expenses, a decrease in other income, and an electric rate decrease that was implemented on June 1, 1998. The decrease in other income was related to proceeds received in 1998 from corporate-owned life insurance policies.

    Net income for the twelve months ended March 31, 1999, of $94.3 million, increased from net income of $63.4 million for the comparable period of 1998. The increase was primarily attributable to increased sales because of warmer weather, lower operating expenses, and the completion of the amortization of a regulatory asset in December 1997.

OPERATING RESULTS

    The following discussion explains significant changes in results of sales, cost of sales, operating expenses, other income (expense), interest expense and income taxes between the three and twelve month periods ended March 31, 1999 and comparable periods of 1998.

Sales

    Sales are based on energy deliveries and rates authorized by the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission
(FERC). Rates charged for the sale and delivery of electricity are designed to recover the cost of service and allow investors a fair rate of return. Our sales vary with levels of energy deliveries. Changing weather affects the amount of energy our customers use. Very hot summers and very cold winters prompt more demand, especially among our residential customers. Mild weather reduces demand.

    Many things will affect our future sales.  They include:

      -  The weather
      -  Our electric rates
      -  Competitive forces
      -  Customer conservation efforts
      -  Wholesale demand
      -  The overall economy of our service area

    The following table reflects changes in retail electric energy deliveries for the three and twelve months ended March 31, 1999 from the comparable periods of 1998.
                                     3 Months       12 Months
                                       Ended          Ended
         Residential                  (0.1)%           11.2%
         Commercial                    3.7%             7.7%
         Industrial                   (2.6)%           (0.2)%
         Wholesale                    (3.2)%           (8.6)%
         Total                        (0.6)%            3.0%

    Sales decreased slightly for the three months ended March 31, 1999, as a result of decreased residential and industrial energy deliveries and the effect of our $10 million electric rate reduction implemented on June 1, 1998.

    Sales increased $42.5 million or 7% for the twelve months ended March 31, 1999, primarily due to increased residential energy deliveries as a result of warmer summer temperatures. Our June 1, 1998 electric rate reduction partially offset this increase.

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

    Actual cost of fuel to generate electricity (coal, nuclear fuel, natural gas or oil) and the amount of power purchased from other utilities decreased slightly for the first quarter of 1999. Cost of sales were $19.7 million higher for the twelve months ended March 31, 1999. With an increase in customer demand for electricity and the availability of our Wolf Creek nuclear generating station and La Cygne coal generating station during the twelve months ended March 31, 1999, we produced more electricity. The increase in net generation caused our fuel costs to increase for the twelve months ended March 31, 1999.

OPERATING EXPENSES

Operating and Maintenance Expense

    Total operating and maintenance expense increased $3.6 million or over 10% for the three months ended March 31, 1999. The increase is attributable to an increase in KGE's portion of costs shared with Western Resources which are associated with the dispatching of electric power. The restarting of our Neosho generation station, a boiler outage at our Gordon Evans generation station, and preliminary refueling expenses at Wolf Creek also contributed to the increase.

    Wolf Creek was taken off-line on April 3, 1999, for its tenth refueling and maintenance outage. We anticipate our operating expenses (including cost of sales) will increase in 1999 as a result of this outage. Wolf Creek was returned to service on May 9, 1999.

    Total operating and maintenance expense decreased $16.2 million or 9% for the twelve months ended March 31, 1999. This decrease is primarily due to a decrease in costs associated with the dispatching of electric power as mentioned above.

Depreciation and Amortization Expense

    Depreciation and amortization expense increased $0.6 million for the first quarter in 1999 from 1998 as a result of an increase in our plant depreciation base. Depreciation and amortization expense decreased $19.5 million for the twelve months ended March 31, 1999 from 1998 primarily due to the complete amortization of a regulatory asset in 1997.

Selling, General and Administrative Expense

    Selling, general and administrative expense increased $1.2 million and $4.6 million for the three and twelve months ended March 31, 1999, from the same periods in 1998. Most of these increases are attributable to higher employee benefit costs.

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

Nuclear Generation

                                     3 Months Ended        12 Months Ended
                                        March 31,              March 31,
                                     1999       1998       1999        1998
                                             (Dollars in Thousands)
   Allocated sales . . . . . . .   $ 29,218   $ 29,239    $117,496  $102,449
   EBIT. . . . . . . . . . . . .     (4,225)    (3,946)    (21,199)  (54,588)


    Nuclear fuel generation has no external sales because it provides all of its power to its co-owners KGE, KCPL and Kansas Electric Power Cooperative, Inc. The amounts above are our 47% share of Wolf Creek's operating results.

    Allocated sales and EBIT were higher for the twelve months ended March 31, 1999 compared to the same period in 1998 because Wolf Creek operated the entire period without any outages. In the fourth quarter of 1997, the Wolf Creek facility was off line for 58 days for a scheduled maintenance outage. EBIT was also higher because depreciation and amortization expense decreased $26 million because we had fully amortized a regulatory asset during 1997.

    On April 3, 1999, Wolf Creek was taken off-line for a schedule maintenance outage. The outage was completed 36 days later on May 9, 1999.

Other Income (Expense)

    Other income (expense) includes miscellaneous income and expenses not directly related to our operations. Other income and (expense) for the first quarter decreased $6.1 million. The decrease is attributed to benefits received during the first quarter of 1998 pursuant to our corporate-owned life insurance policies totaling $6.8 million. Other income for the twelve months ended March 31, 1999, realized a slight increase over the same period in 1998.

Interest Expense

    Interest expense includes the interest we paid on outstanding debt. We experienced a slight decrease in interest expense for the first quarter and the twelve months ended March 31, 1999. Our average outstanding short-term debt balances were lower during both periods which contributed to the decreases in interest expense. After January 1998, no short-term debt has been held.


LIQUIDITY AND CAPITAL RESOURCES

    The company's liquidity is a function of its ongoing construction and maintenance program designed to improve facilities which provide electric service and meet future customer service requirements. Our ability to provide the cash or debt to fund our capital expenditures depends upon many things, including available resources, our financial condition and current market conditions.

    Other than operations, our primary source of short-term cash is from short-term bank loans. At March 31, 1999, we had no short-term borrowings.


OTHER INFORMATION

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

    Overall, based on manhours as a measure of work effort, Western Resources believes it is approximately 76% complete with its readiness efforts.

    The estimated progress of Western Resources departments and business units, exclusive of WCNOC, at March 31, 1999, based on manhours, is as follows:

                                               Percentage
      Department/Business Unit                 Completion

    Fossil Fuel . . . . . . . . . . . . . .        50%
    Power Delivery. . . . . . . . . . . . .        74%
    Information Technology. . . . . . . . .        87%
    Administrative. . . . . . . . . . . . .        76%

    Western Resources currently estimates that total costs to update all of its electric utility operating systems for Year 2000 readiness, excluding costs associated with WCNOC discussed below, to be approximately $6.9 million, of which $4.3 million represents IT costs and $2.6 million represents non-IT costs. As of March 31, 1999 Western Resources has expensed approximately $5.0 million of these costs, of which $3.7 million represent IT costs and $1.3 million represent non-IT costs. Based on what they know, they expect to incur the remaining $1.9 million, of which $0.6 million represents IT costs and $1.3 million represents non-IT costs, by the end of 1999. Western Resources has allocated approximately $2.0 million of the expensed costs to our company and we expect an additional $0.8 million to be allocated for the remaining costs to be incurred.

    WOLF CREEK NUCLEAR OPERATING CORPORATION (WCNOC): The table below sets forth estimates of the status of the components of WCNOC's Year 2000 readiness program at March 31, 1999.

                                                                  Estimated
                                                                  Completion      Percentage
                   Phase                                             Date         Completion
   Identification and assessment of plant components                                 100%
   Identification and assessment of computers/software (Note 1)                      100%
   Identification and Assessment of Other Areas (Note 2)                             100%
   Identified mission critical remediations complete (Note 3)       Oct 99            60%
   Comprehensive testing guidelines                                                  100%
   Comprehensive testing (Note 4)                                   Jun 99            55%
   Contingency planning guidelines                                                   100%
   Contingency planning individual plans                            Jun 99            80%

   Note 1 - Several computers are on three year lease and will not be obtained until 1999.
   Note 2 - Includes items such as measuring/test and telecommunications equipment.
   Note 3 - Two major modifications are currently scheduled to be completed after June 1999, the remaining remediations are presently scheduled for completion prior to July 1999.
   Note 4 - These tests are being used to define the options available for minor remediations.
            Several other post-remediation tests will also be performed.

      WCNOC has established a goal of completing all assessments of affected systems by the end of the second quarter of 1999, and has a goal to complete mission critical remediations by the end of the third quarter, except for one scheduled for October, 1999.

    WCNOC has estimated the costs to complete the Year 2000 project at $3.9 million ($1.8 million, our share). As of March 31, 1999, $2.0 million ($0.9 million, our share) had been spent on the project. A summary of the projected costs to complete and actual costs incurred through March 31, 1999, is as follows:

                                       Projected      Actual
                                         Costs        Costs
                                       (Dollars in Thousands)

     Wolf Creek Labor and Expenses. .    $  499       $  319
     Contractor Costs . . . . . . . .     1,004          733
     Remediation Costs. . . . . . . .     2,245          966
       Total. . . . . . . . . . . . .    $3,748       $2,018

    Approximately $2.9 million ($1.4 million, our share) of WCNOC's total Year 2000 cost is purchased items and installation costs associated with remediation. Of these remediation costs, $1.8 million ($0.8 million, our share) are associated with seven major jobs which are completed or in progress. All of these costs are being expensed as they are incurred and are being funded on a daily basis along with our normal costs of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The company has not experienced any significant changes in its exposure to market risk since December 31, 1998. For additional information on the company's market risk, see the Form 10-K dated December 31, 1998.

                KANSAS GAS AND ELECTRIC COMPANY
                   Part II Other Information


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Exhibit 12   -   Computation of Ratio of Earnings to Fixed Charges
                          for 12 Months Ended March 31, 1999 (filed electronically)

         Exhibit 27 - Financial Data Schedule (filed electronically)

   (b)   Reports on Form 8-K:

         None

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


Date      May 17, 1999                  By     /s/ Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel