Form 10-Q
period 1999-06-30
KANSAS GAS & ELECTRIC CO /KS/
filed 1999-08-16
CIK 54496

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

   [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended June 30, 1999


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

           Class                             Outstanding at August 16, 1999
 Common Stock (No par value)                           1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                 KANSAS GAS AND ELECTRIC COMPANY
                              INDEX



                                                                       Page

PART I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                     4 - 6

              Statements of Cash Flows                                 7 - 8

              Statements of Shareholder's Equity                         9

              Notes to Financial Statements                             10

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    15

     Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                            23

Part II.  Other Information

     Item 1.  Legal Proceedings                                         24

     Item 2.  Changes in Securities and Use of Proceeds                 24

     Item 3.  Defaults Upon Senior Securities                           24

     Item 4.  Submission of Matters to a Vote of Security Holders       24

     Item 5.  Other Information                                         24

     Item 6.  Exhibits and Reports on Form 8-K                          24

Signature                                                               25

                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)
                          (Unaudited)
                                                                 June 30,      December 31,
                                                                   1999            1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .     $       36       $       41
  Accounts receivable (net) . . . . . . . . . . . . . . . .         64,776           66,513
  Advances to parent company (net). . . . . . . . . . . . .         64,407           64,405
  Inventories and supplies (net). . . . . . . . . . . . . .         45,358           43,121
  Prepaid expenses and other. . . . . . . . . . . . . . . .         34,434           15,097
    Total Current Assets. . . . . . . . . . . . . . . . . .        209,011          189,177

PROPERTY, PLANT AND EQUIPMENT (NET) . . . . . . . . . . . .      2,499,987        2,527,357

OTHER ASSETS:
  Regulatory assets . . . . . . . . . . . . . . . . . . . .        254,454          260,789
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         96,620           80,648
    Total Other Assets. . . . . . . . . . . . . . . . . . .        351,074          341,437

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     $3,060,072       $3,057,971


LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . .     $   76,772       $   78,510
  Accrued liabilities . . . . . . . . . . . . . . . . . . .         41,161           34,199
  Accrued income taxes. . . . . . . . . . . . . . . . . . .         43,292           29,599
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          6,614            6,020
    Total Current Liabilities . . . . . . . . . . . . . . .        167,839          148,328

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,209          684,167
  Deferred income taxes and investment tax credits. . . . .        779,529          785,116
  Deferred gain from sale-leaseback . . . . . . . . . . . .        204,037          209,951
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        109,239           92,165
    Total Long-term Liabilities . . . . . . . . . . . . . .      1,777,014        1,771,399

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock, without par value,
       authorized and issued 1,000 shares . . . . . . . . .      1,065,634        1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . .         49,585           72,610
    Total Shareholder's Equity. . . . . . . . . . . . . . .      1,115,219        1,138,244

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY  . . . . . . . .     $3,060,072       $3,057,971



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Three Months Ended
                                                                          June 30,
                                                                    1999           1998
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  147,170     $  162,816

COST OF SALES . . . . . . . . . . . . . . . . . . . . .              34,042         36,931

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             113,128        125,885

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .              41,214         38,977
  Depreciation and amortization . . . . . . . . . . . .              25,187         24,676
  Selling, general and administrative expense . . . . .              14,992         18,120
      Total Operating Expenses. . . . . . . . . . . . .              81,393         81,773

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .              31,735         44,112

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .                (318)         6,635

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . .              31,417         50,747

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              11,451         11,505
  Interest expense on other . . . . . . . . . . . . . .               1,165            828
      Total Interest Expense. . . . . . . . . . . . . .              12,616         12,333

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . .              18,801         38,414

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .               4,731          9,907

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   14,070     $   28,507



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    1999           1998
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  281,080     $  297,382

COST OF SALES . . . . . . . . . . . . . . . . . . . . .              59,791         62,888

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             221,289        234,494

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .              80,351         74,484
  Depreciation and amortization . . . . . . . . . . . .              50,244         49,109
  Selling, general and administrative expense . . . . .              28,787         30,756
      Total Operating Expenses. . . . . . . . . . . . .             159,382        154,349

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .              61,907         80,145

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .              (1,573)        11,478

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . .              60,334         91,623

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              22,904         22,994
  Interest expense on other . . . . . . . . . . . . . .               1,974          1,698
      Total Interest Expense. . . . . . . . . . . . . .              24,878         24,692

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . .              35,456         66,931

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .               8,481         16,009

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   26,975     $   50,922



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                          June 30,
                                                                    1999           1998
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  632,077     $  619,210

COST OF SALES . . . . . . . . . . . . . . . . . . . . .             146,263        139,880

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             485,814        479,330

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .             156,369        161,174
  Depreciation and amortization . . . . . . . . . . . .              99,957        115,040
  Selling, general and administrative expense . . . . .              58,308         61,748
      Total Operating Expenses. . . . . . . . . . . . .             314,634        337,962

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .             171,180        141,368

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .              (4,375)         8,287

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . .             166,805        149,655

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              45,900         46,049
  Interest expense on other . . . . . . . . . . . . . .               3,644          3,530
      Total Interest Expense. . . . . . . . . . . . . .              49,544         49,579

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . .             117,261        100,076

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .              37,443         23,690

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   79,818     $   76,386



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   26,975     $   50,922
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .        50,244         49,109
  Amortization of gain from sale-leaseback. . . . . . . . . .        (5,914)        (5,914)
  Changes in working capital items:
    Accounts receivable (net) . . . . . . . . . . . . . . . .         1,737        (14,770)
    Inventories and supplies (net). . . . . . . . . . . . . .        (2,237)          (754)
    Prepaid expenses and other. . . . . . . . . . . . . . . .       (19,337)       (12,562)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (1,738)         6,628
    Accrued liabilities . . . . . . . . . . . . . . . . . . .         6,962            (16)
    Accrued income taxes. . . . . . . . . . . . . . . . . . .        13,693          3,332
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .           593          1,880
  Changes in other assets and liabilities . . . . . . . . . .         6,701         16,592
      Net cash flows from operating activities. . . . . . . .        77,679         94,447

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property plant and equipment (net) . . . . . .       (27,662)       (28,116)
      Net cash flows (used in) investing activities . . . . .       (27,662)       (28,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .          -           (45,000)
  Advances to parent company (net). . . . . . . . . . . . . .            (2)        28,753
  Retirements of long-term debt . . . . . . . . . . . . . . .           (20)           (85)
  Dividends to parent company . . . . . . . . . . . . . . . .       (50,000)       (50,000)
     Net cash flows (used in) financing activities. . . . . .       (50,022)       (66,332)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . .            (5)            (1)

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . . .            41             43
  End of period . . . . . . . . . . . . . . . . . . . . . . .    $       36     $       42


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   55,506     $   51,694
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .          -            19,220



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                    STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                    Twelve Months Ended
                                                                          June 30,
                                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   79,818     $   76,386
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .        99,957        115,040
  Amortization of gain from sale-leaseback. . . . . . . . . .       (11,828)       (11,828)
  Changes in working capital items:
    Accounts receivable (net) . . . . . . . . . . . . . . . .        16,648         (7,821)
    Inventories and supplies (net). . . . . . . . . . . . . .        (3,585)         1,846
    Prepaid expenses and other. . . . . . . . . . . . . . . .        (4,707)         4,310
    Accounts payable. . . . . . . . . . . . . . . . . . . . .       (11,842)        17,683
    Accrued liabilities . . . . . . . . . . . . . . . . . . .         8,432            489
    Accrued income taxes. . . . . . . . . . . . . . . . . . .        35,748         (8,325)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .           701          1,936
  Changes in other assets and liabilities . . . . . . . . . .       (11,761)        (9,223)
      Net cash flows from operating activities. . . . . . . .       197,581        180,483

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property plant and equipment (net) . . . . . .       (76,965)       (70,740)
      Net cash flows (used in) investing activities . . . . .       (76,965)       (70,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .          -           (10,000)
  Advances to parent company (net). . . . . . . . . . . . . .       (20,602)           349
  Retirements of long-term debt . . . . . . . . . . . . . . .           (20)           (85)
  Dividends to parent company . . . . . . . . . . . . . . . .      (100,000)      (100,000)
     Net cash flows (used in) financing activities. . . . . .      (120,622)      (109,736)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .            (6)             7

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . . .            42             35
  End of period . . . . . . . . . . . . . . . . . . . . . . .    $       36     $       42


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   79,423     $   71,770
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .        18,300         51,220



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                STATEMENTS OF SHAREHOLDER'S EQUITY
                      (Dollars in Thousands)
                           (Unaudited)

                          Three Months Ended        Six Months Ended       Twelve Months Ended
                               June 30,                 June 30,                 June 30,
                           1999        1998         1999        1998         1999        1998
Common Stock . . . .    $1,065,634  $1,065,634   $1,065,634  $1,065,634   $1,065,634  $1,065,634

Retained Earnings:
  Beginning balance.        60,515      66,260       72,610      68,845       69,767      93,381
  Net income . . . .        14,070      28,507       26,975      50,922       79,818      76,386
  Dividends to
     parent company.       (25,000)    (25,000)     (50,000)    (50,000)    (100,000)   (100,000)
  Ending balance . .        49,585      69,767       49,585      69,767       49,585      69,767

Total Shareholder's
  Equity . . . . . .    $1,115,219  $1,135,401   $1,115,219  $1,135,401   $1,115,219  $1,135,401



The Notes to Financial Statements are an integral part of these statements.

                 KANSAS GAS AND ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business:  Kansas Gas and Electric Company (the company,
KGE) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The company is engaged in the production, purchase, transmission, distribution, and sale of electricity. The company serves approximately 286,000 electric customers in southeastern Kansas. At June 30, 1999, the company had no employees. All employees are provided by the company's parent, Western Resources, which allocates costs related to the parent's employees.

    The Company owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). The company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities.

    The company's unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. These financial statements and notes should be read in conjunction with the financial statements and the notes included in the company's 1998 Annual Report on Form 10-K. The accounting and rates of the company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC).

    In management's opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three or six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

    Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  WESTERN RESOURCES AND KANSAS CITY POWER & LIGHT COMPANY MERGER AGREEMENT

    In May 1999, a Stipulation and Agreement was reached with the KCC staff which resulted in a set of settlement recommendations in connection with the Kansas City Power & Light Company (KCPL) merger. At an administrative meeting on August 11, 1999, the KCC Commissioners generally indicated their support of the merger, however, they could not approve the merger under the terms of the Stipulation and Agreement reached in May. The KCC is expected to issue an order in October 1999.

    In July 1999, a Settlement Agreement was reached with the Missouri Public Service Commission (MPSC) staff, the Office of Public Counsel and other key parties in connection with the KCPL merger. The stipulation and agreement have been filed with the MPSC for its review and approval. Significant terms of the Missouri settlement are as follows:

    - An electric rate moratorium of three years beginning on the date the transaction closes
    - Westar Energy would make a one-time rate credit in the amount of $5 million to its Missouri retail customers at the beginning of the second year of the merger
    - Westar Energy's executive headquarters would be located in Kansas City.

    Western Resources is currently negotiating with FERC staff and intervenors. Hearings before FERC, if necessary, are scheduled to begin October 25, 1999.

    Western Resources and KCPL have filed an application with the Nuclear Regulatory Commission to approve the Western Resources/KCPL merger and the formation of Westar Energy.

    For additional information on the Western Resources and KCPL Merger Agreement, see Note 13 of the company's 1998 Annual Report on Form 10-K.


3.  COMMITMENTS AND CONTINGENCIES

    Manufactured Gas Sites: The company is associated with three former manufactured gas sites which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the three sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analyses. At June 30, 1999, the costs incurred from preliminary site investigation and risk assessment have been minimal.

    For additional information on Commitments and Contingencies, see Note 2 of the company's 1998 Annual Report on Form 10-K.


4.  INCOME TAXES

    Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 25.2%, 23.9% and 31.9% for the three, six and twelve month periods ended June 30, 1999, compared to 25.8 %, 23.9% and 23.7% for the three, six and twelve month periods ended June 30, 1998. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits, and benefits from corporate-owned life insurance.

5.  SEGMENTS OF BUSINESS

    In 1998, the company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires the company to define and report the company's business segments based on how management currently evaluates its business. The company is evaluated from a segment perspective as a part of its parent company, Western Resources. The company is an integral component of Western Resources and its financial position and operations are managed as such. Based on the management approach to determining business segments, the company has two business segments, electric operations and nuclear generation. The company's remaining operations of fossil generation and energy delivery are fully integrated with those of Western Resources.

    The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The company evaluates segment performance based on earnings before interest and taxes. The company has no single external customer from which it receives ten percent or more of its revenues.


Three Months Ended June 30, 1999:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)

External sales. . . $  147,170   $     -      $      -      $  147,170
Allocated sales . .       -          20,598       (20,598)        -
Earnings before
 interest and taxes     45,531      (11,114)         -          31,417
Interest expense. .                                             12,616
Earnings before
 income taxes . . .                                             18,801


Three Months Ended June 30, 1998:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)

External sales. . . $  162,816   $     -      $      -      $  162,816
Allocated sales . .       -          29,288       (29,288)        -
Earnings before
 interest and taxes     56,333       (5,586)         -          50,747
Interest expense. .                                             12,333
Earnings before
 income taxes . . .                                             38,414

Six Months Ended June 30, 1999:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)

External sales. . . $  281,080   $     -      $      -      $  281,080
Allocated sales . .       -          49,816       (49,816)        -
Earnings before
 interest and taxes     75,673      (15,339)         -          60,334
Interest expense. .                                             24,878
Earnings before
 income taxes . . .                                             35,456


Six Months Ended June 30, 1998:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)

External sales. . . $  297,382   $     -      $      -      $  297,382
Allocated sales . .       -          58,527       (58,527)        -
Earnings before
 interest and taxes    101,155       (9,532)         -          91,623
Interest expense. .                                             24,692
Earnings before
 income taxes . . .                                             66,931


Twelve Months Ended June 30, 1999:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)

External sales. . . $  632,077   $     -      $      -      $  632,077
Allocated sales . .       -         108,806      (108,806)        -
Earnings before
 interest and taxes    193,532      (26,727)         -         166,805
Interest expense. .                                             49,544
Earnings before
 income taxes . . .                                            117,261

Twelve Months Ended June 30, 1998:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)

External sales. . . $  619,210   $     -      $      -      $  619,210
Allocated sales . .       -         103,731      (103,731)        -
Earnings before
 interest and taxes    198,685      (49,030)         -         149,655
Interest expense. .                                             49,579
Earnings before
 income taxes . . .                                            100,076

                 KANSAS GAS AND ELECTRIC COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

    In Management's Discussion and Analysis we explain the general financial condition and the operating results for the company. We explain:

      -  What factors affect our business
      - What our earnings and costs were for the three, six and twelve month periods ended June 30, 1999 and 1998
      -  Why these earnings and costs differed from period to period
      -  How our earnings and costs affect our overall financial condition
      - Any other items that particularly affect our financial condition or earnings

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1998 Annual Report on Form 10-K and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's 1998 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

    Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest and dividend rates, Year 2000 Issue, environmental matters, changing weather, nuclear operations and accounting matters. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing state and federal activities; future economic conditions; legislative and regulatory developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.

FINANCIAL CONDITION

General

    Net income for the three and six months ended June 30, 1999 of $14 million and $27 million decreased substantially from net income of $29 million and $51 million for the same periods of 1998, respectively. The decreases in net income were primarily due to lower sales to residential customers, an electric rate decrease that was implemented on June 1, 1999, and a decrease in other income. The decrease in other income was related to proceeds received in 1998 from corporate-owned life insurance policies.

    Net income for the twelve months ended June 30, 1999, of $80 million, increased from net income of $76 million for the comparable period of 1998. The increase was primarily attributable to increased sales because of warmer weather during the summer of 1998, lower operating expenses, and the completion of the amortization of a regulatory asset in December 1997.

OPERATING RESULTS

    The following discussion explains significant changes in results of sales, cost of sales, operating expenses, other income (expense), interest expense and income taxes between the three, six and twelve month periods ended June 30, 1999 and comparable periods of 1998.

Sales

    Sales are based on sales volumes and rates authorized by the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission
(FERC). Rates charged for the sale and delivery of electricity are designed to recover the cost of service and allow investors a fair rate of return. Our sales vary with levels of sales volumes. Changing weather affects the amount of energy our customers use. Very hot summers and very cold winters prompt more demand, especially among our residential customers. Mild weather reduces demand.

    Many things will affect our future sales.  They include:

      -  The weather
      -  Our electric rates
      -  Competitive forces
      -  Customer conservation efforts
      -  Wholesale demand
      -  The overall economy of our service area

    The following table reflects changes in retail sales volumes for the three, six and twelve months ended June 30, 1999 from the comparable periods of 1998.

                            3 Months     6 Months     12 Months
                              Ended        Ended        Ended
         Residential        (15.9)%       (8.6)%         2.3%
         Commercial           0.3%         1.9%          5.0%
         Industrial          (3.8)%       (3.2)%        (1.5)%
         Wholesale           (7.7)%       (5.8)%        (4.8)%
         Total               (6.6)%       (3.8)%         0.4%

    Sales decreased $16 million for the three and six months ended June 30, 1999, from the comparable periods of 1998. The decreases are a result of decreased residential, industrial and wholesale sales volumes and the effect of our $10 million electric rate reduction implemented on June 1, 1999.

    Sales increased $13 million or 2% for the twelve months ended June 30, 1999, primarily due to increased residential sales volumes as a result of warmer summer temperatures during 1998. Our June 1, 1999 electric rate reduction partially offset this increase.

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

    Actual cost of fuel to generate electricity (coal, nuclear fuel, natural gas or oil) and the amount of power purchased from other utilities decreased $3 million for the three and six months ended June 30, 1999 primarily due to lower sales volumes.

    Cost of sales were $6 million higher for the twelve months ended June 30, 1999. An increase in net generation, as a result of higher sales volumes to our residential and commercial customers, caused our fuel costs to increase for the twelve months ended June 30, 1999.

OPERATING EXPENSES

Operating and Maintenance Expense

    Total operating and maintenance expense increased $2 million and $6 million for the three and six months ended June 30, 1999. The restarting of our Neosho generation station, a boiler outage at our Gordon Evans generation station, and preliminary refueling expenses at Wolf Creek contributed to the increases.

    Wolf Creek was taken off-line on April 3, 1999, for its tenth refueling and maintenance outage. Wolf Creek was returned to service on May 9, 1999.

    Total operating and maintenance expense decreased $5 million or 3% for the twelve months ended June 30, 1999. The decrease is attributable to an decrease in KGE's portion of costs shared with Western Resources which are associated with the dispatching of electric power. This decrease is partially offset by increased maintenance expenses as mentioned above.

Depreciation and Amortization Expense

    Depreciation and amortization expense increased $0.5 million and $1 million for the three and six months ended June 30, 1999 from the same periods in 1998 as a result of an increase in our depreciable plant base.

    Depreciation and amortization expense decreased $15 million for the twelve months ended June 30, 1999 from 1998 primarily due to the complete amortization of a regulatory asset in 1997.

Selling, General and Administrative Expense

    Selling, general and administrative expense decreased $3 million and $2 million for the three and six months ended June 30, 1999, from the same periods in 1998. The decreases are primarily due to storm related restoration expenses recorded during the second quarter of 1998.

    Selling, general and administrative expense decreased $3 million for the twelve months ended June 30, 1999, from the same period in 1998. The decrease is also due to the storm related restoration expenses as mentioned above.

    The decreases in selling, general and administrative expense were partially offset by higher employee benefit costs.

Business Segments

    We define and report our business segments based on how management currently evaluates our business. We are evaluated from a segment perspective as a part of our parent company, Western Resources. Our company is an integral component of Western Resources and its financial position and operations are managed as such. Based on the management approach to determining business segments, our company has two business segments, electric generation and nuclear generation. Our remaining operations of fossil generation and power delivery are fully integrated with those of Western Resources.

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

Nuclear Generation

                      3 Months Ended         6 Months Ended         12 Months Ended
                          June 30,               June 30,               June 30,
                      1999       1998        1999       1998        1999        1998
                                         (Dollars in Thousands)
Allocated sales .  $ 20,598   $ 29,288    $ 49,816   $ 58,527    $ 108,806   $ 103,731
EBIT. . . . . . .   (11,114)    (5,586)    (15,339)    (9,532)     (26,727)   (49,030)

    Nuclear Generation has no external sales because it provides all of its power to its co-owners KGE, KCPL and Kansas Electric Power Cooperative, Inc. The amounts above are our 47% share of Wolf Creek's operating results.

    Allocated sales and EBIT decreased for the three and six months ended June 30, 1999 compared to the same periods in 1998 due to a 36-day scheduled refueling and maintenance outage at Wolf Creek during the second quarter of 1999.

    Allocated sales and EBIT were higher for the twelve months ended June 30, 1999 compared to the same period in 1998 because Wolf Creek had a 36-day scheduled refueling and maintenance outage in 1999 compared to a 58 day scheduled refueling and maintenance outage in 1998. EBIT was also higher because depreciation and amortization expense decreased because we had fully amortized a regulatory asset during 1997.

Other Income (Expense)

    Other income (expense) includes miscellaneous income and expenses not directly related to our operations. Other income and (expense) for the three, six and twelve months ended June 30, 1999 decreased $7 million, $13 million and $13 million, respectively, compared to the same periods in 1998. The decreases are attributed to benefits received during the first and second quarters of 1998 pursuant to our corporate-owned life insurance policies totaling $13 million.

Interest Expense

    Interest expense includes the interest we paid on outstanding debt. Interest expense has remained virtually unchanged for the three, six and twelve months ended June 30, 1999 compared to the same periods in 1998.

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

    Other than operations, our primary source of short-term cash is from short-term bank loans. At June 30, 1999, we had no short-term borrowings.

    Protection One, Inc. a Deleware corporation, an 85% owned subsidiary of our parent, Western Resources, is subject to compliance with certain financial covenants pursuant to its senior credit facility. Protection One currently believes it is likely, absent successful implementation of alternatives discussed below, that it will be unable to satisfy these covenants. Western Resources' credit facility contains a cross default provision which would be triggered in the event of a Protection One default. Protection One is exploring alternatives to address these covenant restrictions, including the sale of assets to reduce debt, seeking waivers or renegotiating these covenants with lenders, or refinancing the facility.

    While our internally generated cash is sufficient to fund operations, we do not maintain independent short term credit facilities and rely on Western Resources for short-term cash needs. If Western Resources is unable to borrow under its credit facility, we could have a short-term liquidity issue which could require us to obtain a credit facility for our short-term cash needs.

OTHER INFORMATION

Collective Bargaining Agreement

    Western Resources' contract with the International Brotherhood of Electrical Workers (IBEW) expired on July 1, 1999. The contract covered approximately 1,440 employees who are currently working under the terms of the contract. Western Resources has reached a tentative agreement with the IBEW leadership. The IBEW employees will vote on the contract on September 1, 1999. Western Resources has experienced no strikes or work stoppages as a result of the expiration of the contract.

Competition

    On August 10, 1999, the Wichita City Council adopted a resolution authorizing a study to determine the feasibility of creating a municipal electric utility. We have an exclusive franchise with the City of Wichita that expires March 2002. Customers within the City of Wichita account for approximately 57% of our sales.

    We will oppose any attempt by the City of Wichita to eliminate the company as the electric provider to Wichita customers. In order to municipalize our Wichita electric facilities, the City of Wichita would be required to purchase our facilities or build a separate independent system.

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

    As of June 30, 1999, Western Resources has completed the remediation and testing of mission critical systems necessary to continue providing electric service to our customers. On June 30, Western Resources reported to the North American Electric Reliability Council (NERC), that based on its standards, they are 100% Year 2000 ready. However, additional testing and remediation of non-mission critical systems, project administration and contingency planning will continue through December 31, 1999. Overall, based on manhours as a measure of work effort, Western Resources believes it is approximately 85% complete with its readiness efforts.

    The estimated progress of Western Resources departments and business units, exclusive of WCNOC, at June 30, 1999, based on percentage of completion in manhours and mission critical systems, is as follows:

                                                             Mission
          Department/Business Unit            Manhours       Critical

        Fossil Fuel . . . . . . . . . . .       76%            100%
        Power Delivery. . . . . . . . . .       79%            100%
        Information Technology. . . . . .       88%            100%
        Administrative. . . . . . . . . .       84%            100%

    Western Resources currently estimates that total costs to update all of its electric utility operating systems for Year 2000 readiness, excluding costs associated with WCNOC discussed below, to be approximately $6.9 million, of which $4.4 million represents IT costs and $2.5 million represents non-IT costs. As of June 30, 1999 Western Resources has expensed approximately $5.5 million of these costs, of which $3.7 million represent IT costs and $1.8 million represent non-IT costs. Based on what they know, they expect to incur the remaining $1.4 million, of which $0.7 million represents IT costs and $0.7 million represents non-IT costs, by the end of 1999. Western Resources has allocated approximately $2.2 million of the expensed costs to our company and we expect an additional $0.6 million to be allocated for the remaining costs to be incurred.

    WOLF CREEK NUCLEAR OPERATING CORPORATION (WCNOC): The table below sets forth estimates of the status of the components of WCNOC's Year 2000 readiness program at June 30, 1999.

                                                                  Percentage
                   Phase                                          Completion

   Identification and assessment of plant components                 100%
   Identification and assessment of computers/software               100%
   Identification and assessment of other areas                      100%
   Identified critical remediations complete                         100%
   Comprehensive testing guidelines                                  100%
   Comprehensive testing                                             100%
   Contingency planning guidelines                                   100%
   Contingency planning individual plans                             100%

      Additional non-mission critical remediations continue with a goal to be 95% ready by September 30, 1999, and 100% ready by December 31, 1999.

    WCNOC has estimated the costs to complete the Year 2000 project at $3.8 million ($1.8 million, our share). As of June 30, 1999, $2.7 million ($1.3 million, our share) had been spent on the project. A summary of the projected costs to complete and actual costs incurred through June 30, 1999, is as follows:

                                       Projected      Actual
                                         Costs        Costs
                                       (Dollars in Thousands)

     Wolf Creek Labor and Expenses. .    $  499       $  367
     Contractor Costs . . . . . . . .     1,254          920
     Remediation Costs. . . . . . . .     1,995        1,390
       Total. . . . . . . . . . . . .    $3,748       $2,677


    Approximately $2.9 million ($1.4 million, our share) of WCNOC's total Year 2000 cost is purchased items and installation costs associated with remediation. The total projected Year 2000 costs have decreased from the total projected costs of $4.6 million at December 31, 1998, as alternate remediation paths have been identified which have eliminated the need for extensive equipment changeouts. All of these costs are being expensed as they are incurred and are being funded on a daily basis along with our normal costs of operations.

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

         Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Exhibit 12  -  Computation of Ratio of Earnings to Fixed Charges
                          for 12 Months Ended June 30, 1999 (filed electronically)

         Exhibit 27  -  Financial Data Schedule (filed electronically)

   (b)   Reports on Form 8-K:

         None

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


Date    August 16, 1999               By     /s/ Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel