Form 10-Q
period 1999-09-30
KANSAS GAS & ELECTRIC CO /KS/
filed 1999-11-12
CIK 54496

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

          [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999


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

           Class                             Outstanding at November 12, 1999
 Common Stock (No par value)                           1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                       KANSAS GAS AND ELECTRIC COMPANY
                                    INDEX



                                                                       Page

PART I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                     4 - 5

              Statements of Cash Flows                                   6

              Statements of Shareholder's Equity                         7

              Notes to Financial Statements                              8

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    12

     Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                            19

Part II.  Other Information

     Item 1.  Legal Proceedings                                         20

     Item 2.  Changes in Securities and Use of Proceeds                 20

     Item 3.  Defaults Upon Senior Securities                           20

     Item 4.  Submission of Matters to a Vote of Security Holders       20

     Item 5.  Other Information                                         20

     Item 6.  Exhibits and Reports on Form 8-K                          20

Signature                                                               21

                                  KANSAS GAS AND ELECTRIC COMPANY
                                           BALANCE SHEETS
                                       (Dollars in Thousands)
                                             (Unaudited)
                                                               September 30,    December 31,
                                                                   1999            1998

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .     $       37       $       41
  Accounts receivable (net) . . . . . . . . . . . . . . . .         81,482           66,513
  Advances to parent company (net). . . . . . . . . . . . .        120,946           64,405
  Inventories and supplies (net). . . . . . . . . . . . . .         43,841           43,121
  Prepaid expenses and other. . . . . . . . . . . . . . . .         25,022           15,097
    Total Current Assets. . . . . . . . . . . . . . . . . .        271,328          189,177

PROPERTY, PLANT AND EQUIPMENT (NET) . . . . . . . . . . . .      2,487,566        2,527,357

OTHER ASSETS:
  Regulatory assets . . . . . . . . . . . . . . . . . . . .        252,965          260,789
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         88,643           80,648
    Total Other Assets. . . . . . . . . . . . . . . . . . .        341,608          341,437

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     $3,100,502       $3,057,971


LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . .     $   66,545       $   78,510
  Accrued liabilities . . . . . . . . . . . . . . . . . . .         59,948           34,199
  Accrued income taxes. . . . . . . . . . . . . . . . . . .         73,668           29,599
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          6,834            6,020
    Total Current Liabilities . . . . . . . . . . . . . . .        206,995          148,328

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,240          684,167
  Deferred income taxes and investment tax credits. . . . .        773,574          785,116
  Deferred gain from sale-leaseback . . . . . . . . . . . .        201,080          209,951
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         94,882           92,165
    Total Long-term Liabilities . . . . . . . . . . . . . .      1,753,776        1,771,399

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock, without par value,
       authorized and issued 1,000 shares . . . . . . . . .      1,065,634        1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . .         74,097           72,610
    Total Shareholder's Equity. . . . . . . . . . . . . . .      1,139,731        1,138,244

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY  . . . . . . . .     $3,100,502       $3,057,971



The Notes to Financial Statements are an integral part of these statements.

                                 KANSAS GAS AND ELECTRIC COMPANY
                                      STATEMENTS OF INCOME
                                     (Dollars in Thousands)
                                           (Unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                                    1999           1998
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  217,986     $  216,034

COST OF SALES . . . . . . . . . . . . . . . . . . . . .              50,329         58,419

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             167,657        157,615

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .              37,470         36,518
  Depreciation and amortization . . . . . . . . . . . .              25,339         24,503
  Selling, general and administrative expense . . . . .              17,866         15,531
      Total Operating Expenses. . . . . . . . . . . . .              80,675         76,552

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .              86,982         81,063

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .                (755)        (1,003)

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . .              86,227         80,060

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              11,482         11,507
  Interest expense on other . . . . . . . . . . . . . .                 812            813
      Total Interest Expense. . . . . . . . . . . . . .              12,294         12,320

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . .              73,933         67,740

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .              24,421         24,411

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   49,512     $   43,329



The Notes to Financial Statements are an integral part of these statements.

                                 KANSAS GAS AND ELECTRIC COMPANY
                                      STATEMENTS OF INCOME
                                     (Dollars in Thousands)
                                           (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    1999           1998
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  499,066     $  513,416

COST OF SALES . . . . . . . . . . . . . . . . . . . . .             110,120        121,307

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             388,946        392,109

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .             117,820        111,002
  Depreciation and amortization . . . . . . . . . . . .              75,583         73,612
  Selling, general and administrative expense . . . . .              46,654         46,287
      Total Operating Expenses. . . . . . . . . . . . .             240,057        230,901

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .             148,889        161,208

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .              (2,328)        10,475

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . .             146,561        171,683

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              34,386         34,501
  Interest expense on other . . . . . . . . . . . . . .               2,786          2,511
      Total Interest Expense. . . . . . . . . . . . . .              37,172         37,012

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . .             109,389        134,671

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .              32,902         40,420

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $   76,487     $   94,251



The Notes to Financial Statements are an integral part of these statements.

                                 KANSAS GAS AND ELECTRIC COMPANY
                                    STATEMENTS OF CASH FLOWS
                                     (Dollars in Thousands)
                                           (Unaudited)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   76,487     $   94,251
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .        75,583         73,612
  Amortization of gain from sale-leaseback. . . . . . . . . .        (8,871)        (8,871)
  Changes in working capital items:
    Accounts receivable (net) . . . . . . . . . . . . . . . .       (14,969)       (30,718)
    Inventories and supplies (net). . . . . . . . . . . . . .          (720)          (143)
    Prepaid expenses and other. . . . . . . . . . . . . . . .        (9,926)        (5,461)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .       (11,966)       (16,187)
    Accrued liabilities . . . . . . . . . . . . . . . . . . .        25,749         16,171
    Accrued income taxes. . . . . . . . . . . . . . . . . . .        44,069         25,077
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .           815          1,936
  Changes in other assets and liabilities . . . . . . . . . .        (2,442)        13,046
      Net cash flows from operating activities. . . . . . . .       173,809        162,713

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property plant and equipment (net) . . . . . .       (42,252)       (42,544)
      Net cash flows (used in) investing activities . . . . .       (42,252)       (42,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .           -          (45,000)
  Advances to parent company (net). . . . . . . . . . . . . .       (56,541)           (85)
  Retirements of long-term debt . . . . . . . . . . . . . . .           (20)           (85)
  Dividends to parent company . . . . . . . . . . . . . . . .       (75,000)       (75,000)
     Net cash flows (used in) financing activities. . . . . .      (131,561)      (120,170)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . .            (4)            (1)

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . . .            41             43
  End of period . . . . . . . . . . . . . . . . . . . . . . .    $       37     $       42


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $   60,760     $   58,196
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .           -           26,020



The Notes to Financial Statements are an integral part of these statements.

                                 KANSAS GAS AND ELECTRIC COMPANY
                                STATEMENTS OF SHAREHOLDER'S EQUITY
                                      (Dollars in Thousands)
                                           (Unaudited)

                                            Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                             1999         1998           1999         1998
Common Stock . . . . . . . . . . . .      $1,065,634   $1,065,634     $1,065,634   $1,065,634

Retained Earnings:
  Beginning balance. . . . . . . . .          49,585       69,767         72,610       68,845
  Net income . . . . . . . . . . . .          49,512       43,329         76,487       94,251
  Dividends to parent company  . . .         (25,000)     (25,000)       (75,000)     (75,000)
Ending balance . . . . . . . . . . .          74,097       88,096         74,097       88,096

Total Shareholder's Equity . . . . .      $1,139,731   $1,153,730     $1,139,731   $1,153,730


The Notes to Financial Statements are an integral part of these statements.

                            KANSAS GAS AND ELECTRIC COMPANY
                             NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business:  Kansas Gas and Electric Company (the company,
KGE) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The company is engaged in the production, purchase, transmission, distribution, and sale of electricity. The company serves approximately 286,000 electric customers in southeastern Kansas. At September 30, 1999, the company had no employees. All employees are provided by the company's parent, Western Resources, which allocates costs related to the parent's employees.

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

     In management's opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.

2.  WESTERN RESOURCES AND KANSAS CITY POWER & LIGHT MERGER AGREEMENT

     On September 28, 1999, the KCC issued an order in connection with the Kansas City Power & Light (KCPL) merger. On October 13, 1999, Western Resources filed a petition with the KCC for reconsideration of certain portions of the KCC order. Other parties to the proceedings also requested reconsideration of the KCC's order. On November 4, 1999, the KCC issued its order on reconsideration. Significant terms of the Kansas order are as follows:

      - An electric rate moratorium of four years beginning on the date the transaction closes
      - Ability to retain all savings incurred during the moratorium period
      - Ability to recover a portion of the remaining acquisition premium of approximately $3.85 million per year for 35 years following the completion of the rate moratorium
      - A cap of $179.45 million for any future determination of stranded costs which result from the merger
      - Implementation of quality of service standards
      - Ability to seek carrying charges on investments in new plant additions during the rate moratorium period
      - At the conclusion of the moratorium, Westar Energy, the new electric company formed as a result of the merger, will be required to file a consolidated cost of service study and separate cost of service studies for each operating division.

     On September 2, 1999, the Missouri Public Service Commission (MPSC) approved the merger of Western Resources and KCPL. No further merger proceedings are scheduled in Missouri. Significant terms of the Missouri order are as follows:

      - An electric rate moratorium of three years beginning on the date the transaction closes
      - Westar Energy, would make a one-time rate credit in the amount of $5 million to its Missouri retail customers at the beginning of the second year of the merger
      - Agreements between Western Resources, KCPL, MPSC staff and the Office of Public Counsel on quality of service standards and on cost allocation methodology.

     On September 14, 1999, Western Resources and the FERC staff filed a Settlement Agreement with the FERC in connection with the KCPL merger. On October 21, 1999, the Settlement Agreement was certified by a FERC administrative law judge and sent to the FERC for approval without a hearing. Western Resources expects the receipt of a FERC order around the end of the year. The FERC order is subject to a 30-day period in which requests for rehearing may be made. The Settlement Agreement provides that the settlement will become effective on the first day of the month following the date the FERC order becomes final.

     On November 1, 1999, Western Resources received approval from the Nuclear Regulatory Commission (NRC) regarding the KCPL merger, the formation of Westar Energy, and the transfer of the ownership licenses to Westar Energy.

     Further requests for reconsideration and appeals could delay the receipt of the final regulatory approvals discussed above. Western Resources believes that the merger could be finalized in the first quarter of 2000. The closing of the merger is subject to the satisfaction or waiver of various regulatory and other conditions and certain rights of termination as outlined in the merger agreement.

     Either party may terminate the merger if the merger does not close by December 31, 1999, or if Western Resources' Index Price is less than or equal to $29.78 on the tenth day prior to closing. Western Resources' Index Price was

$22.67 at November 8, 1999.

     For additional information on the Western Resources and KCPL Merger Agreement, see Note 13 of the company's 1998 Annual Report on Form 10-K.

3.  COMMITMENTS AND CONTINGENCIES

     Manufactured Gas Sites: The company is associated with three former manufactured gas sites which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment
(KDHE) entered into a consent agreement governing all future work at the three sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analyses. At September 30, 1999, the costs incurred from preliminary site investigation and risk assessment have been minimal.

     For additional information on Commitments and Contingencies, see Note 2 of the company's 1998 Annual Report on Form 10-K.

4.  INCOME TAXES

     Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 33% and 30% for the three and nine month periods ended September 30, 1999, compared to 36% and 30% for the three and nine month periods ended September 30, 1998. The effective income tax rates vary from the Federal statutory rate due to the permanent differences, including the amortization of investment tax credits and benefits from corporate-owned life insurance.

5.  SEGMENTS OF BUSINESS

     In 1998, the company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires the company to define and report the company's business segments based on how management currently evaluates its business. The company is evaluated from a segment perspective as a part of its parent company, Western Resources. The company is an integral component of Western Resources and its financial position and operations are managed as such. Based on management's approach to determining business segments, the company has two business segments, electric operations and nuclear generation. The company's fossil generation and power delivery operations are fully integrated with those of Western Resources.

     The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The company evaluates segment performance based on earnings before interest and taxes. The company has no single external customer from which it receives ten percent or more of its revenues.

Three Months Ended September 30, 1999:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)
External sales. . . $  217,986   $     -      $      -      $  217,986
Allocated sales . .       -          28,987       (28,987)        -
Earnings before
 interest and taxes     91,044       (4,817)         -          86,227
Interest expense. .                                             12,294
Earnings before
 income taxes . . .                                             73,933

Three Months Ended September 30, 1998:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)
External sales. . . $  216,034   $     -      $      -      $  216,034
Allocated sales . .                  29,375       (29,375)        -
Earnings before
 interest and taxes     86,231       (6,171)         -          80,060
Interest expense. .                                             12,320
Earnings before
 income taxes . . .                                             67,740

Nine Months Ended September 30, 1999:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)
External sales. . . $  499,066   $     -      $      -      $  499,066
Allocated sales . .                  78,803       (78,803)        -
Earnings before
 interest and taxes    166,717      (20,156)         -         146,561
Interest expense. .                                             37,172
Earnings before
 income taxes . . .                                            109,389

Nine Months Ended September 30, 1998:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)
External sales. . . $  513,416   $     -      $      -      $  513,416
Allocated sales . .                  87,901       (87,901)        -
Earnings before
 interest and taxes    187,386      (15,703)         -         171,683
Interest expense. .                                             37,012
Earnings before
 income taxes . . .                                            134,671

                       KANSAS GAS AND ELECTRIC COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     In Management's Discussion and Analysis we explain the general financial condition and the operating results for the company. We explain:

      -  What factors affect our business
      - What our earnings and costs were for the three and nine month periods ended September 30, 1999, and 1998
      -  Why these earnings and costs differed from period to period
      -  How our earnings and costs affect our overall financial condition
      - Any other items that particularly affect our financial condition or earnings

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1998 Annual Report on Form 10-K and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's 1998 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

     Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, closing of the KCPL transaction, successful integration of Western Resources, the company's and KCPL's businesses and achievement of anticipated cost savings, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest and dividend rates, Year 2000 Issue, environmental matters, changing weather, nuclear operations, and accounting matters. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing state and federal activities; future economic conditions; legislative and regulatory developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.

FINANCIAL CONDITION

General

     Net income for the three months ended September 30, 1999, increased $6 million compared to 1998, due primarily to increased wholesale sales and decreased cost of sales. Net income for the nine months ended September 30,

1999, decreased $18 million compared to the same period of 1998. The decrease in net income was primarily due to lower sales to retail customers because of 27% cooler weather than last year and the electric rate decreases that were implemented on June 1, 1998, and June 1, 1999. A decrease in other income, due primarily to no corporate-owned life insurance death proceeds being received in 1999, compared to approximately $14 million in 1998, also contributed to the decrease in net income.

OPERATING RESULTS

     The following discussion explains significant changes in results of sales, cost of sales, operating expenses, other income (expense), interest expense and income taxes between the three and nine month periods ended September 30, 1999 and comparable periods of 1998.

Sales

     The following table reflects changes in retail sales volumes for the three and nine months ended September 30, 1999, from the comparable periods of 1998.

                               Three Months   Nine Months
                                    Ended        Ended
         Residential . . . . .     (7.6)%       (8.2)%
         Commercial. . . . . .     (0.2)%        1.0 %
         Industrial. . . . . .      2.5 %       (1.2)%
         Other . . . . . . . .     (2.8)%       (1.3)%
           Total Retail. . . .     (2.1)%       (2.9)%
         Wholesale . . . . . .     17.6 %        3.4 %
           Total . . . . . . .      1.0 %       (1.9)%

     Sales decreased $14 million for the nine months ended September 30, 1999, from the comparable period of 1998, because of decreased retail sales volume. Retail sales volumes were lower primarily because of 27% fewer cooling degree days than the prior year and the effect of the electric rate decreases implemented on June 1, 1998, and June 1, 1999. Higher wholesale sales partially offset this decrease. Due to warmer than normal weather throughout the Midwest in July and increased availability of our coal-fired generation stations, we were able to sell more electricity to wholesale customers than last year.

Cost of Sales

     Items included in energy cost of sales are fuel expense and purchased power expense (electricity we purchase from others for resale).

     Total cost of sales decreased approximately $8 million and $11 million for the three and nine months ended September 30, 1999. The decreases were primarily due to lower purchased power expense. This lower expense is primarily due to decreases in KG&E's costs associated with the dispatching of electric power.

OPERATING EXPENSES

Operating and Maintenance Expense

     Total operating and maintenance expense increased $7 million for the nine months ended September 30, 1999. The restarting of our Neosho generation station, a boiler outage at our Gordon Evans generation station, and refueling expenses at Wolf Creek contributed to the increases.

     Wolf Creek was taken off-line on April 3, 1999, for its tenth refueling and maintenance outage. Wolf Creek was returned to service on May 9, 1999.

Other Income (Expense)

     Other income (expense) includes miscellaneous income and expenses not directly related to our operations. Other income and (expense) for the nine months ended September 30, 1999, decreased $13 million, compared to the same period in 1998. The decrease is primarily attributable to benefits received during the first three quarters of 1998, from our corporate-owned life insurance policies totaling $14 million.

Interest Expense

     Interest expense includes the interest we paid on outstanding debt. Interest expense has remained virtually unchanged for the three and nine months ended September 30, 1999, compared to the same periods in 1998.

Business Segments

     We define and report our business segments based on how management currently evaluates our business. We are evaluated from a segment perspective as a part of our parent company, Western Resources. Our company is an integral component of Western Resources and its financial position and operations are managed as such. Based on management's approach to determining business segments, our company has two business segments, electric operations and nuclear generation. Our fossil generation and power delivery operations are fully integrated with those of Western Resources.

     We, along with Western Resources, manage our business segments' performance based on their earnings before interest and taxes (EBIT).

     External sales reflect power produced for sale to wholesale and retail customers. Allocated sales are external sales collected from customers by our electric operations segment that are either retained by our electric operations business segment based on demand and energy cost, or allocated to our nuclear generation business segment based on demand and energy cost. The following discussion identifies key factors affecting our business segments.

Electric Operations

                         Three Months Ended         Nine Months Ended
                            September 30,              September 30,
                           1999       1998            1999        1998
                                     (Dollars in Thousands)
External sales  . . .   $ 217,986  $ 216,034       $ 499,066  $ 513,416
EBIT  . . . . . . . .      91,044     86,231         166,717    187,386

     Three Months Ended September 30, 1999, Compared to Three Months Ended September 30, 1998: The slight increase in external sales is due to higher wholesale sales, as explained above in "Operating Results, Sales." EBIT is higher primarily because of the decreased cost of sales associated with the lower cost of purchased power, as explained above in "Operating Results, Cost of Sales."

     Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998: External sales and EBIT decreased for the nine months ended because of the 36-day scheduled refueling and maintenance outage at Wolf Creek during the second quarter of 1999.

Nuclear Generation

                         Three Months Ended           Nine Months Ended
                            September 30,              September 30,
                           1999       1998            1999       1998
                                    (Dollars in Thousands)
Allocated sales . . .   $  28,987  $  29,375       $  78,803  $  87,901
EBIT. . . . . . . . .      (4,817)    (6,171)        (20,156)   (15,703)

     Nuclear Generation has no external sales because it provides all of its power to its co-owners KGE, KCPL and Kansas Electric Power Cooperative, Inc. The amounts above are our 47% share of Wolf Creek's operating results.

     Nuclear Generation's EBIT is negative because its transfer price is less than its fixed costs.

     Three Months Ended September 30, 1999, Compared to Three Months Ended September 30, 1998: Allocated sales and EBIT did not materially change for the three months ended September 30, 1999, compared to the same period of 1998.

     Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998: Allocated sales and EBIT decreased primarily due to the scheduled refueling and maintenance outage at Wolf Creek during 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Other than operations, our primary source of short-term cash is from short-term bank loans. At September 30, 1999, we had no short-term borrowings.

     Protection One, Inc. (Protection One) a Delaware corporation, an 85% owned subsidiary of our parent, Western Resources, is subject to compliance with certain financial covenants pursuant to its senior credit facility. Senior credit facility lenders have waived compliance with the current covenants through December 3, 1999. Protection One currently believes it is likely, absent successful implementation of alternatives discussed below, that it will be unable to satisfy these covenants following the expiration of the waiver. Western Resources' credit facility contains a cross default provision which would be triggered in the event of a Protection One default. Protection One is exploring alternatives to address these covenant restrictions, including the sale of assets to reduce debt, seeking waivers or renegotiating these covenants with lenders, or refinancing the facility.

     While our internally generated cash is sufficient to fund operations, we do not maintain independent short-term credit facilities and rely on Western Resources for short-term cash needs. If Western Resources is unable to borrow under its credit facility, we could have a short term liquidity issue which could require us to obtain a credit facility for our short-term cash needs.

OTHER INFORMATION

Collective Bargaining Agreement

     Western Resources' contract with the International Brotherhood of Electrical Workers (IBEW) was due for renewal on July 1, 1999. The contract covers approximately 1,440 employees who are currently working under the terms of the existing contract. Western Resources had reached a tentative agreement with the IBEW leadership. The IBEW employees did not ratify the agreement on October 27, 1999. Negotiations continue. Western Resources has experienced no strikes or work stoppages as a result of the expiration of the contract. All employees are provided by Western Resources.

Competition

     On August 10, 1999, the Wichita City Council adopted a resolution authorizing a study to determine the feasibility of creating a municipal electric utility. The Mayor of Wichita and the Wichita City Council are exploring ways to reduce the cost of electric service in Wichita. Our rates are currently 5% below the national average for retail customers, but 20% higher than the average rates charged to retail customers in territories served by Western Resources' KPL division. We have an exclusive franchise with the City of Wichita that expires March 2002. Customers within the City of Wichita account for approximately 57% of our sales.

     We will oppose any attempt by the City of Wichita to eliminate the company as the electric provider to Wichita customers. In order to municipalize our Wichita electric facilities, the City of Wichita would be required to purchase our facilities or build a separate independent system.

Year 2OOO Issue

     We, as part of the Western Resources Year 2000 readiness program, are currently addressing the effect of the Year 2000 Issue on information systems and operations. We face the Year 2000 Issue because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". On January 1, 2000, some computer programs may incorrectly recognize the date as January 1, 1900. Some computer systems and applications may incorrectly process critical information or may stop processing altogether because of the date abbreviation. Calculations using dates beyond December 31, 1999, may affect computer applications before January 1, 2000.

     Electric Utility Operations: Western Resources has completed the remediation and testing of mission critical systems necessary to continue providing electric service to our customers. On June 30, Western Resources reported to the North American Electric Reliability Council (NERC), that based on NERC's standards, it was 100% Year 2000 ready. However, additional testing and remediation of non-mission critical systems, project administration and contingency planning will continue through December 31, 1999. As of September 30, 1999, based on manhours as a measure of work effort, Western Resources believes it is approximately 93% complete with its readiness efforts.

     The estimated progress of Western Resources departments and business units, exclusive of WCNOC, at September 30, 1999, based on percentage of completion in manhours, is as follows:
                                                              Mission
                                               Total          Critical
          Department/Business Unit            Systems         Systems

        Fossil Fuel . . . . . . . . . . .       84%            100%
        Power Delivery. . . . . . . . . .       82%            100%
        Information Technology. . . . . .       97%            100%
        Administrative. . . . . . . . . .       91%            100%

     Western Resources currently estimates that total costs to update all of its electric utility operating systems for Year 2000 readiness, excluding costs associated with WCNOC discussed below, to be approximately $6.3 million, of which $3.8 million represents IT costs and $2.5 million represents non-IT costs. As of September 30, 1999, Western Resources has expensed approximately $6.0 million of these costs, of which $3.8 million represent IT costs and $2.2 million represent non-IT costs. Western Resources expects to incur the remaining $0.3 million, of which substantially all represents non-IT costs, by the end of 1999. Western Resources has allocated approximately $2.4 million of the expensed costs to our company and we expect an additional $0.1 million to be allocated for the remaining costs to be incurred.

     WOLF CREEK NUCLEAR OPERATING CORPORATION: The table below sets forth estimates of the status of the components of WCNOC's Year 2000 readiness program at September 30, 1999.

                                                                  Mission
                                                                  Critical
                   Phase                                          Systems

   Identification and assessment of plant components . . . . . .     100%
   Identification and assessment of computers/software . . . . .     100%
   Identification and assessment of other areas  . . . . . . . .     100%
   Identified critical remediations complete . . . . . . . . . .     100%
   Comprehensive testing guidelines  . . . . . . . . . . . . . .     100%
   Comprehensive testing . . . . . . . . . . . . . . . . . . . .     100%
   Contingency planning guidelines . . . . . . . . . . . . . . .     100%
   Contingency planning individual plans . . . . . . . . . . . .     100%

      Additional non-mission critical remediations continue with approximately 92% completed at September 30, 1999. The remaining non-mission critical remediations are scheduled to be completed by December 31, 1999.

     WCNOC has estimated the costs to complete the Year 2000 project at $3.5 million ($1.7 million, our share). As of September 30, 1999, $3.1 million ($1.4 million, our share) had been spent on the project. A summary of the projected costs to complete and actual costs incurred through September 30, 1999, is as follows:

                                       Projected      Actual
                                         Costs        Costs
                                       (Dollars in Thousands)

     Wolf Creek Labor and Expenses. .    $  499       $  484
     Contractor Costs . . . . . . . .     1,254          924
     Remediation Costs. . . . . . . .     1,763        1,661
       Total. . . . . . . . . . . . .    $3,516       $3,069

     Approximately $3 million ($1.4 million, our share) of WCNOC's total Year 2000 cost is purchased items and installation costs associated with remediation. A significant reduction in overall total Year 2000 costs continue to be realized as alternate remediation paths are identified, eliminating the need for extensive equipment changeouts. All of these costs are being expensed as they are incurred and are being funded on a daily basis along with our normal costs of operations.

     WCNOC has filed its Year 2000 plan and status report with the NRC. In September 1999, the NRC informed WCNOC that it had satisfied the requirements for Year 2000 readiness.

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

         Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Exhibit 12  -  Computation of Ratio of Earnings to Fixed Charges
                          for Nine Months Ended September 30, 1999 (filed electronically)

         Exhibit 27  -  Financial Data Schedule (filed electronically)

   (b)   Reports on Form 8-K:

         None

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


Date November 12, 1999               By     /s/ Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel