Form 10-K405
period 1999-12-31
KANSAS GAS & ELECTRIC CO /KS/
filed 2000-03-29
CIK 54496

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-K
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended December 31, 1999


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

 Registrant's telephone number, including area code  316/261-6371

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

 Common Stock, No par value                              1,000 Shares
   (Title of each class)                      (Outstanding at March 28, 2000)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No

Registrant meets the conditions of General Instruction I(1)(a) and (b) to Form 10-K for certain wholly-owned subsidiaries and is therefore filing an abbreviated form.

                 KANSAS GAS AND ELECTRIC COMPANY
                        TABLE OF CONTENTS

                                                                       Page

PART I
      Item 1.  Business                                                   3

      Item 2.  Properties                                                14

      Item 3.  Legal Proceedings                                         15

      Item 4.  Submission of Matters to a Vote of
                Security Holders                                         15

PART II
      Item 5.  Market for Registrant's Common Equity and
                 Related Stockholder Matters                             15

      Item 6.  Selected Financial Data                                   15

      Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                              16

      Item 7A. Quantitative and Qualitative Disclosures
                 About Market Risk                                       29

      Item 8.  Financial Statements and Supplementary Data               30

      Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     51

PART III
      Item 10. Directors and Executive Officers of the
                 Registrant                                              52

      Item 11. Executive Compensation                                    53

      Item 12. Security Ownership of Certain Beneficial
                 Owners and Management                                   53

      Item 13. Certain Relationships and Related Transactions            53

PART IV
      Item 14. Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                     54

      Signatures                                                         57

                              PART I

ITEM 1.  BUSINESS

GENERAL

     Kansas Gas and Electric Company is an electric utility engaged in the generation, transmission, distribution and sale of electric energy in southeastern Kansas including the Wichita metropolitan area. We are a wholly-owned subsidiary of Western Resources, Inc. (Western Resources). We own 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). Our corporate headquarters are located in Wichita, Kansas. At December 31, 1999, we had no employees. All employees are provided by our parent company, Western Resources.

     On March 28, 2000, Western Resources' board of directors approved the separation of its electric and non-electric utility businesses. The separation is currently expected to be effected through an exchange offer to be made to Western Resources shareholders in the third quarter of 2000. The exchange ratio will be described in materials furnished to Western Resources shareholders upon commencement of the exchange offer. Western Resources expects to complete the separation in the fourth quarter of 2000, but Western Resources can give no assurance that the separation will be completed.

     On March 18, 1998, Western Resources signed an Amended and Restated Plan of Agreement and Plan of Merger with the Kansas City Power & Light Company
(KCPL) under which KGE, KPL, a division of Western Resources, and KCPL would have been combined into a new company called Westar Energy, Inc. KCPL has notified Western Resources that it has terminated the contemplated transaction.

     Discussion of other factors affecting the company are set forth in the Notes to Financial Statements and Management's Discussion and Analysis included herein.


FORWARD-LOOKING STATEMENTS

     Certain matters discussed here and elsewhere in this Annual Report are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest and dividends, environmental matters, changing weather, nuclear operations, accounting matters, and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing municipal, state and federal activities; future economic conditions; legislative and regulatory developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.


SEGMENT INFORMATION

     Financial information with respect to business segments is set forth in
Note 14 of the Notes to Financial Statements included herein.

ELECTRIC OPERATIONS

General

     We supply electric energy at retail to approximately 287,000 customers in 147 communities in Kansas. We also supply electric energy to 27 communities and 1 rural electric cooperative, and have contracts for the sale, purchase or exchange of electricity with other utilities at wholesale.

     Our electric sales volumes for the last three years were as follows:

                                  1999        1998        1997
                                       (Thousands of MWH)
               Residential . .    2,601       2,784       2,490
               Commercial. . .    2,413       2,383       2,211
               Industrial. . .    3,548       3,569       3,518
               Other . . . . .       45          45          45
               Wholesale . . .    1,832       1,541       2,101
                 Total . . . .   10,439      10,322      10,365

     Our electric sales for the last three years were as follows:

                                 1999        1998        1997
                                    (Dollars in Thousands)
             Residential . .   $220,645    $237,571    $214,719
             Commercial. . .    169,427     170,473     162,913
             Industrial. . .    163,158     167,331     165,614
             Other . . . . .     21,855      22,370      17,856
             Wholesale . . .     63,255      50,634      53,343
               Total . . . .   $638,340    $648,379    $614,445

     Competition: The United States electric utility industry is evolving from a regulated monopolistic market to a competitive marketplace. The 1992 Energy Policy Act began deregulating the electricity market for generation. The Energy Policy Act permitted the FERC (Federal Energy Regulatory Commission) to order electric utilities to allow third parties the use of their transmission systems to sell electric power to wholesale customers. A wholesale sale is defined as a utility selling electricity to a "middleman," usually a city or its utility company, to resell to the ultimate retail customer. In 1992, we agreed to open access of our transmission system for wholesale transactions. FERC also requires us to provide transmission services to others under terms comparable to those we provide ourselves. In December 1999, FERC issued an order (FERC Order 2000) encouraging formation of regional transmission organizations (RTOs), whose purpose is to facilitate greater competition at the wholesale level. Due to our participation in the formation of the Southwest Power Pool RTO, we anticipate that FERC Order 2000 will not have a material effect on us or our operations.

     In December 1999, the Wichita, Kansas, City Council authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace us as the supplier of electricity in Wichita. Our rates are currently 7% below the national average for retail customers. The average rates charged to retail customers in territories served by Western Resources' KPL division are 19% lower than our rates. Customers within the Wichita metropolitan area account for approximately 56% of our total energy sales. We have an exclusive franchise with the City of Wichita to provide retail electric service that expires March 2002. Under Kansas law, we will continue to have the exclusive right to serve the customers in Wichita following the expiration of the franchise, assuming the system is not municipalized. See also Regulations and Rates below regarding a complaint filed with the FERC against us by the City of Wichita.

     For further discussion regarding competition in the electric utility industry and the potential impact on the company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Regulation and Rates: As a Kansas electric utility, we are subject to the jurisdiction of the KCC which has general regulatory authority over our rates, extensions and abandonments of service and facilities, valuation of property, the classification of accounts and various other matters. We are also subject to the jurisdiction of the KCC with respect to the issuance of certain securities.

     Additionally, we are subject to the jurisdiction of the FERC, which has authority over wholesale sales of electricity and the issuance of certain securities. We are also subject to the jurisdiction of the Nuclear Regulatory Commission for nuclear plant operations and safety.

     In September 1999, the City of Wichita filed a complaint with the FERC against us, alleging improper affiliate transactions between us and KPL, a division of Western Resources. The City of Wichita requests the FERC to equalize the generation costs between us and KPL, in addition to other matters. FERC has issued an order setting this matter for hearing and has referred the case to a settlement judge. The hearing has been suspended pending settlement discussions between the parties. We believe that the City of Wichita's complaint is without merit and intend to defend against it vigorously.

     On March 16, 2000, the Kansas Industrial Consumers (KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the KCC requesting an investigation of Western Resources' and KGE's rates. The KIC alleges that these rates are not based on current costs. We will oppose this request vigorously but are unable to predict whether the KCC will open an investigation.

     Additional information with respect to Regulation and Rates is discussed in Notes 1 and 4 of the Notes to Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Environmental Matters: We currently hold all Federal and State environmental approvals required for the operation of our generating units. We believe we are presently in substantial compliance with all air quality regulations (including those pertaining to particulate matter, sulfur dioxide and nitrogen oxides (NOx)) promulgated by the State of Kansas and the Environmental Protection Agency (EPA).

     The Jeffrey Energy Center (JEC) and La Cygne 2 units have met: (1) the Federal sulfur dioxide standards through the use of low sulfur coal (See Coal);
(2) the Federal particulate matter standards through the use of electrostatic precipitators; and (3) the Federal NOx standards through boiler design and operating procedures. The JEC units are also equipped with flue gas scrubbers providing additional sulfur dioxide and particulate matter emission reduction capability when needed to meet permit limits.

     The Kansas Department of Health and Environment (KDHE) regulations, applicable to our other generating facilities, prohibit the emission of more than 3.0 pounds of sulfur dioxide per million Btu of heat input. We have sufficient low sulfur coal under contract (See Coal) to allow compliance with such limits at La Cygne 1 for the life of the contract. All facilities burning coal are equipped with flue gas scrubbers and/or electrostatic precipitators.

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

     Additional information with respect to Environmental Matters is discussed in Note 2 of the Notes to Financial Statements included herein.

Fossil Fuel Generation

     Capacity: The aggregate net generating capacity of our system is presently 2,605 megawatts (MW). The system comprises interests in twelve fossil fueled steam generating units, one nuclear generating unit (47% interest) and one diesel generator, located at seven generating stations.

     Our 1999 peak system net load occurred on August 11, and amounted to 2,111 MW. Our net generating capacity together with power available from firm interchange and purchase contracts, provided a capacity margin of approximately

12% above system peak responsibility at the time of the peak.

     We are a member of the Southwest Power Pool (SPP). SPP's responsibility is to maintain system reliability on a regional basis and is working with us and other members to become an RTO. The region encompasses areas within the eight states of Kansas, Missouri, Oklahoma, New Mexico, Texas, Louisiana, Arkansas, and Mississippi. We are also a member of the SPP transmission tariff along with ten other transmission providers in the region. Revenues from this tariff are divided among the tariff members based upon calculated impacts to their respective system. The tariff allows for both non-firm and firm transmission access.

     We are a member of the Western Systems Power Pool (WSPP). Under this arrangement, electric utilities and marketers throughout the western United States have agreed to market energy. Services available include short-term and long-term economy energy transactions, unit commitment service, firm capacity and energy sales and energy exchanges.

     We have an agreement with Midwest Energy, Inc. (MWE) to provide MWE with peaking capacity of 61 MW through May, 2007. We also have an agreement with Empire District Electric Company (Empire) to provide Empire with peaking and base load capacity of 80 MW through May, 2000.

     Future Capacity: We do not contemplate any significant expenditures in connection with construction of any major generating facilities for the next five years. (See Item 7. Management's Discussion and Analysis, Liquidity and Capital Resources).

     Fuel Mix: Our coal-fired units comprise 1,126 MW of the total 2,605 MW of generating capacity and our nuclear unit provides 550 MW of capacity. Of the remaining 929 MW of generating capacity, units that can burn either natural gas or oil account for 926 MW, and the remaining unit which burns only diesel fuel accounts for 3 MW (See Item 2. Properties).

     During 1999, low sulfur coal was used to produce 54% of our electricity. Nuclear produced 34% and the remainder was produced from natural gas, oil, or diesel fuel. During 2000, based on our estimate of the availability of fuel, coal will be used to produce approximately 54% of our electricity and nuclear will be used to produce approximately 33%.

     Our fuel mix fluctuates with the operation of the nuclear powered Wolf Creek as discussed below under Nuclear Generation.

     Coal: The three coal-fired units at Jeffrey Energy Center (JEC) have an aggregate capacity of 445 MW (KGE's 20% share) (See Item 2. Properties).
Western Resources, the operator of JEC, and KGE have a long-term coal supply contract with Amax Coal West, Inc. (AMAX), a subsidiary of RAG America Coal Company, to supply low sulfur coal to JEC from AMAX's Eagle Butte Mine or an alternate mine source of AMAX's Belle Ayr Mine, both located in the Powder River Basin in Campbell County, Wyoming. The contract expires December 31, 2020. The contract contains a schedule of minimum annual delivery quantities based on MMBtu provisions. The coal to be supplied is surface mined and has an average Btu content of approximately 8,300 Btu per pound and an average sulfur content of
 .43 lbs/MMBtu (See Environmental Matters). The average delivered cost of coal for JEC was approximately $1.12 per MMBtu or $18.69 per ton during 1999.

     Coal is transported by Western Resources from Wyoming under a long-term rail transportation contract with Burlington Northern Santa Fe (BNSF) and Union Pacific railroads to JEC through December 31, 2013. Rates are based on net load carrying capabilities of each rail car. Western Resources provides 868 aluminum rail cars, under a 20-year lease, to transport coal to JEC.

     The two coal-fired units at La Cygne Station have an aggregate generating capacity of 681 MW (KGE's 50% share) (See Item 2. Properties). The operator, KCPL, maintains coal contracts as discussed in the following paragraphs.

     La Cygne 1 uses low sulfur Powder River Basin coal which is supplied under a variety of spot market transactions, discussed below. High Btu Kansas/Missouri coal is blended with the Powder River Basin coal and is secured from time to time under spot market arrangements. La Cygne 1 uses a blended fuel mix containing approximately 83% Powder River Basin coal.

     La Cygne 2 and additional La Cygne 1 Powder River Basin coal is supplied through several contracts, expiring at various times through 2003. This low sulfur coal had an average Btu content of approximately 8,458 Btu per pound and a maximum sulfur content of .80 lbs/MMBtu (See Environmental Matters). Transportation is covered by KCPL through its Omnibus Rail Transportation Agreement with BNSF and Kansas City Southern Railroad through December 31, 2000. KCPL is currently negotiating an extension of rail service beyond December 31, 2000. We anticipate that the negotiation of the transportation agreements will not have a material effect on our operations.

     During 1999, the average delivered cost of all local and Powder River Basin coal procured for La Cygne 1 was approximately $0.78 per MMBtu or $13.00 per ton and the average delivered cost of Powder River Basin coal for La Cygne 2 was approximately $0.68 per MMBtu or $11.55 per ton.

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

     We have entered into all of our transportation contracts in the ordinary course of business. We are not substantially dependent upon these contracts due to the availability of competitive rail options. There are two rail carriers capable of serving our origin coal mines and our generating stations. In the event one of these carriers became unable to provide reliable service, we could experience a short-term disruption of our business. However, due to the obligation of the remaining carrier to provide service under the Interstate Commerce Act, we do not anticipate any substantial long-term disruption of our business.

     Natural Gas: We use natural gas as a primary fuel in our Gordon Evans, Murray Gill and Neosho Energy Centers. Natural gas for these generating stations is purchased in the short-term spot market. We maintain firm natural gas transportation capacity through Williams Gas Pipelines Central for the above facilities through April 1, 2010.

     Oil: We use oil as an alternate fuel when economical or when interruptions to natural gas make it necessary. Oil is also used as a start-up fuel at JEC and La Cygne generating stations. All of the oil we have burned during the past several years has been obtained by spot market purchases. At December 31, 1999, we had approximately 1 million gallons of No. 2 oil and 12 million gallons of No. 6 oil which is believed to be sufficient to meet emergency requirements and protect against lack of availability of natural gas for limited periods and/or the loss of a large generating unit.

     Other Fuel Matters: Our contracts to supply fuel for our coal and natural gas-fired generating units, with the exception of JEC, do not provide full fuel requirements at the various stations. Supplemental fuel is procured on the spot market to provide operational flexibility and, when the price is favorable, to take advantage of economic opportunities.

     Set forth in the table below is information relating to the weighted average cost of fuel that we have used.

                                          1999      1998      1997
            Per Million Btu:
                Nuclear . . . . .        $0.45     $0.48     $0.51
                Coal. . . . . . .         0.87      0.86      0.89
                Gas . . . . . . .         2.31      2.28      2.56
                Oil . . . . . . .         2.11      4.05      3.32

            Per KWH Generation. .        $0.98     $0.94     $1.00

Nuclear Generation

     The owners of Wolf Creek have on hand or under contract 100% of their uranium needs for 2000 and 77% of the uranium required to operate Wolf Creek through March 2005. The balance is expected to be obtained through spot market and contract purchases. Wolf Creek has active contracts to acquire uranium from Cameco Corporation and Geomex Minerals, Inc.

     A contractual arrangement is in place with Cameco Corporation for the conversion of uranium to uranium hexafluoride sufficient for the operation of Wolf Creek through March 2005.

     Wolf Creek has active contracts for uranium enrichment with Urenco and USEC. Contracted arrangements cover 85% of Wolf Creek's uranium enrichment requirements for operation of Wolf Creek through March 2005. The balance is expected to be obtained through spot market and term contract purchases.

     Wolf Creek has entered into all of its uranium, uranium hexaflouride and uranium enrichment arrangements during the ordinary course of business and is not substantially dependent upon these agreements. Wolf Creek believes there are other supplies available at reasonable prices to replace, if necessary, these contracts. In the event that Wolf Creek were required to replace these contracts, Wolf Creek would not anticipate a substantial disruption of its operations.

     Nuclear fuel is amortized to cost of sales based on the quantity of heat produced for the generation of electricity. Under the Nuclear Waste Policy Act of 1982 (NWPA), the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. Wolf Creek pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel. These disposal costs are charged to cost of sales and currently recovered through rates.

     In 1996 and 1997, a U.S. Court of Appeals (the Court) issued decisions that
(1) the NWPA unconditionally obligated the DOE to begin accepting spent fuel for disposal in 1998, and (2) precluded the DOE from concluding that its delay in accepting spent fuel is "unavoidable" under its contracts with utilities due to lack of a repository or interim storage authority.

     In May 1998, the Court issued an order in response to the utilities' petitions for remedies for DOE's failure to begin accepting spent fuel for disposal. The Court affirmed its conclusion that the sole remedy for DOE's breach of its statutory obligation under the NWPA is a contract remedy, and made clear that the court will not revisit the matter until the utilities have completed their pursuit of that remedy. Wolf Creek intends to pursue its claims against the DOE.

     A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel on a priority basis; the owners of the oldest spent fuel will be given the highest priority. As a result, disposal services for Wolf Creek may not be available prior to 2016. Wolf Creek has on-site temporary storage for spent nuclear fuel. Under current regulatory guidelines, this facility can provide storage space until about 2005. Wolf Creek has begun replacement of spent fuel storage racks to increase its on-site storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

     The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of

Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (the Compact) and selected a site in Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the Compact have provided most of the pre-construction financing for this project. Our share of Wolf Creek's net investment at December 31, 1999, was approximately $7.4 million.

     On December 18, 1998, the application for a license to construct this project was denied. The license applicant has sought a hearing on the license denial, but a U.S. District Court has delayed indefinitely proceedings related to the hearing. In late December 1998, the utilities filed a federal court lawsuit contending Nebraska officials acted in bad faith while handling the license application and seeking damages related to the utilities' costs incurred because of the delay in processing the application. In May 1999, the Nebraska legislature passed a bill withdrawing Nebraska from the Compact. In August 1999, the Nebraska governor gave official notice of the withdrawal to the other member states. Withdrawal will not be effective for five years and will not, of itself, nullify the site license proceeding.

     Wolf Creek disposes of all classes of its low-level radioactive waste at existing third-party repositories. Should disposal capability become unavailable, Wolf Creek is able to store its low-level radioactive waste in an on-site facility for up to five years under current regulations. Wolf Creek believes that a temporary loss of low-level radioactive waste disposal capability will not affect continued operation of the power plant.

     Wolf Creek has an 18-month refueling and maintenance schedule which permits uninterrupted operation every third calendar year. Wolf Creek is scheduled to be taken off-line in September 2000, for its eleventh refueling and maintenance outage. During the outage, electric demand is expected to be met primarily by our coal-fired generating units.

     Additional information with respect to insurance coverage applicable to the operations of our nuclear generating facility is set forth in Note 2 of the Notes to Financial Statements.


RISK FACTORS

     The following risk factors highlight factors that may affect our financial condition and results of operation:

     Efforts by Wichita to Equalize Rates May Affect Operations and Results:
The average rates charged to retail customers in territories served by Western Resources' KPL division are 19% lower than our rates. As a result of this rate disparity, the City of Wichita, Kansas has taken preliminary steps toward the creation of a municipal electric utility to replace KGE as the supplier of electricity in Wichita, including authorizing the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility. The City of Wichita has also filed a complaint with the FERC against KGE seeking to equalize the generation costs between KGE and KPL, in addition to other matters. We are unable to predict whether the City of Wichita will proceed with efforts to create a municipal electric utility and, if so, whether these efforts would be successful. We are also unable to predict whether settlement discussions between the parties in the FERC proceeding will be successful. Given the current status of these matters, the potential impact on our operations and
financial condition is unclear.    We can give no assurance that the impact will
not be material and adverse.

     Deregulation May Reduce Our Earnings: Electric utilities have historically operated in a rate regulated environment. Federal and state regulatory agencies having jurisdiction over our rates and services and other utilities are initiating steps that are expected to result in a more competitive environment for utility services. Increased competition may create greater risks to the stability of utility earnings. In a deregulated environment, formerly regulated utility companies that are not responsive to a competitive energy marketplace may suffer erosion in market share, revenues and profits as competitors gain access to their service territories. This anticipated increased competition for retail electricity sales may in the future reduce our earnings which could impact our ability to pay dividends and have a material adverse impact on our operations and our financial condition. A material non-cash charge to earnings would be required should we discontinue accounting under Statement of Financial Accounting Standard 71.

     Downgrade in Credit Ratings Would Increase Cost of Borrowing and Reduce
Earnings: Credit rating agencies are applying more stringent guidelines when rating utility companies due to increasing competition and utility investment in non-utility businesses. Moody's has announced that our ratings are on review for possible downgrade. Both Standard & Poor's Rating Group and Fitch Investors Service have given our credit ratings a negative outlook. A downgrade in our credit ratings may effect our ability to finance and increase our cost of borrowing and decrease earnings.

     Electric Fuel Costs are Included in Base Rates: Electric fuel costs are included in base rates. Therefore, if we wished to recover an increase in fuel costs, we would have to file a request for recovery in a rate filing with the KCC which could be denied in whole or in part. Any increase in fuel costs from the projected average which we did not recover through rates would reduce our earnings. The degree of any such impact would be affected by a variety of factors, including the amount by which fuel costs increased, and thus cannot be predicted.

     Purchased Power Prices are Volatile: In 1999 and 1998, the wholesale power market experienced extreme volatility in prices and supply. This volatility impacts our costs of power purchased. If we were unable to generate an adequate supply of electricity for our customers, we would have to purchase power in the wholesale market or implement curtailment or interruption procedures. The increased expenses associated with this could be material and adverse to our results of operations and financial condition.

EXECUTIVE OFFICERS OF THE COMPANY
                                                   Other Offices or Positions
    Name             Age      Present Office        Held During Past Five Years

Ronald W. Holt       53   Chairman of the Board    Assistant Secretary
                           and President (since    (January 1998 to January
                           January 2000)           2000), Kansas Gas and
                                                   Electric Company.
                                                   Senior Director, Corporate
                                                   and Community Affairs
                                                   (January 1999 to January
                                                   2000); Director, Community
                                                   and Support Services (March
                                                   1992 to December 1998),
                                                   Western Resources, Inc.

Richard D. Terrill   45   Secretary, Treasurer
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

ELECTRIC FACILITIES
                                Unit       Year     Principal   Unit Capacity
            Name                 No.    Installed     Fuel          (MW)

Gordon Evans Energy Center:
     Steam Turbines               1        1961     Gas--Oil         151
                                  2        1967     Gas--Oil         376

Jeffrey Energy Center (20%) (a):
     Steam Turbines               1        1978       Coal           149
                                  2        1980       Coal           148
                                  3        1983       Coal           148
     Wind Turbines                1        1999        -             (c)
                                  2        1999        -             (c)

La Cygne Station (50%):
     Steam Turbines               1 (a)    1973       Coal           344
                                  2 (b)    1977       Coal           337

Murray Gill Energy Center:
     Steam Turbines               1        1952     Gas--Oil          44
                                  2        1954     Gas--Oil          74
                                  3        1956     Gas--Oil         108
                                  4        1959     Gas--Oil         106

Neosho Energy Center:
     Steam Turbine                3        1954     Gas--Oil          67


Wichita Plant:
     Diesel Generator             5        1969      Diesel            3

Wolf Creek
Generating Station (47%)(a):
     Nuclear                      1        1985     Uranium          550

     Total                                                         2,605

(a) We jointly own Jeffrey Energy Center (20%), La Cygne 1 generating unit (50%) and Wolf Creek Generating Station (47%). Western Resources jointly owns
    64% of Jeffrey Energy Center. KCPL jointly owns 50% of La Cygne Station and 47% of Wolf Creek Generating Station.
(b) In 1987, KGE sold and leased back its 50% individual interest in the La Cygne 2 generating unit.
(c) Our share is less than 0.5 MW.

FINANCING

     Substantially all of our utility properties are encumbered by a first priority mortgage pursuant to which bonds have been issued.


ITEM 3.  LEGAL PROCEEDINGS

     Information on legal proceedings involving the company is set forth in Notes 2, 3, and 4 of Notes to Financial Statements included herein. See also
Item 1. Business, Environmental Matters, and Regulation and Rates.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information required by Item 4 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.




                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of our common stock is owned by Western Resources and is not traded on an established public trading market.





ITEM 6.  SELECTED FINANCIAL DATA

                                     1999        1998        1997        1996        1995
                                                    (Dollars in Thousands)
Income Statement Data:
Sales. . . . . . . . . . . . . .   $  638,340  $  648,379  $  614,445  $  654,570  $  624,168
Net income . . . . . . . . . . .       84,261     103,765      52,128      96,274     110,873



Balance Sheet Data:
Total assets . . . . . . . . . .   $3,063,829  $3,057,971  $3,117,108  $3,318,887  $3,203,414
Long-term debt (net) . . . . . .      684,271     684,167     684,128     684,068     684,082


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     In Management's Discussion and Analysis we explain the general financial condition and the operating results for the company. We explain:

      -  What factors impact our business
      -  What our earnings and costs were in 1999 and 1998
      -  Why these earnings and costs differed from year to year
      -  How our earnings and costs affect our overall financial condition
      -  What our capital expenditures were for 1999
      - What we expect our capital expenditures to be for the years 2000 through 2002
      -  How we plan to pay for these future capital expenditures
      - Any other items that particularly affect our financial condition or earnings

     As you read Management's Discussion and Analysis, please refer to our Statements of Income on page 33. These statements show our operating results for 1999, 1998 and 1997. In Management's Discussion and Analysis, we analyze and explain the significant annual changes of specific line items in the Statements of Income.

Summary of Factors Affecting Net Income

     Net income decreased $19.5 million from 1998 to 1999 for several reasons. Retail sales were lower as a result of milder weather and rate decreases. Operating expenses were higher primarily because of increased costs associated with dispatching electric power and a scheduled outage at Wolf Creek. Other income was lower because we received less proceeds from our corporate-owned life insurance policies in 1999 compared to 1998.

Termination of Merger Agreement with Kansas City Power & Light Company

     On March 18, 1998, Western Resources signed an Amended and Restated Plan of Agreement and Plan of Merger with the Kansas City Power & Light Company
(KCPL) under which KGE, KPL, a division of Western Resources, and KCPL would have been combined into a new company called Westar Energy, Inc. KCPL has notified Western Resources that it has terminated the contemplated transaction.


OPERATING RESULTS

     The KCC and the Federal Energy Regulatory Commission (FERC) authorize rates for our sales. Changing weather affects the amount of electricity our customers use. Very hot summers and very cold winters prompt more demand, especially among our residential customers. Mild weather reduces demand.

     Many things will affect our future sales.  They include:
      -  The weather
      -  Our electric rates
      -  Competitive forces
      -  Customer conservation efforts
      -  Wholesale demand
      -  The overall economy of our service area
      -  The City of Wichita's attempt to create a municipal electric utility
      -  The cost of fuel included in base rates

     The following tables reflect the changes in electric sales volumes, as measured by megawatt hours, for the years ended December 31, 1999, 1998 and 1997:

                                        1999           1998        % Change
      Residential. . . . . . .        2,601,308      2,783,998      (6.6)%
      Commercial . . . . . . .        2,413,126      2,383,197       1.3 %
      Industrial . . . . . . .        3,548,216      3,568,948      (0.6)%
      Other  . . . . . . . . .           44,753         45,485      (1.6)%
        Total Retail . . . . .        8,607,403      8,781,628      (2.0)%
      Wholesale  . . . . . . .        1,831,943      1,540,546      18.9 %
        Total  . . . . . . . .       10,439,346     10,322,174       1.1 %

                                        1998           1997        % Change
      Residential. . . . . . .        2,783,998      2,489,796      11.8 %
      Commercial . . . . . . .        2,383,197      2,211,016       7.8 %
      Industrial . . . . . . .        3,568,948      3,517,539       1.5 %
      Other. . . . . . . . . .           45,485         45,323       0.4 %
        Total Retail . . . . .        8,781,628      8,263,674       6.3 %
      Wholesale  . . . . . . .        1,540,546      2,100,888     (26.7)%
        Total. . . . . . . . .       10,322,174     10,364,562      (0.4)%

     1999 compared to 1998: Gross profit margin as a percentage of sales increased 1.5%. Total sales decreased $10 million. Our service territories averaged 27% fewer cooling degree days in 1999, lowering our retail sales by $12.7 million. The implementation of our electric rate decreases on June 1, 1999, and June 1, 1998 further decreased our retail sales $10 million. Increased wholesale sales of $12.6 million partially offset the retail sales decreases. Due to warmer than normal weather throughout the Midwest in July 1999 and increased availability of our coal-fired generation stations, we were able to sell more electricity to wholesale customers in 1999.

     Cost of sales decreased approximately $11.9 million primarily due to lower purchased power expense. We purchased less power to serve our retail customers because of milder weather which reduced demand.

     1998 compared to 1997: Gross profit increased 3%, or $14.3 million. This increase is primarily due to increased retail sales volumes as a result of warmer summer temperatures in 1998. The implementation of a $10 million electric rate decrease in 1998 and decreased wholesale sales volumes partially offset the higher retail sales. See Note 4 for further information on our electric rate decreases.

     Increased cost of sales partially offset the increased sales. Actual cost of fuel to generate electricity (coal, nuclear fuel, natural gas and oil) and the amount of power purchased from other utilities was $19.6 million higher in 1998. With an increase in customer demand for electricity and the availability of our Wolf Creek nuclear generating station and La Cygne coal generating station during 1998, we were able to produce more electricity. The increase in net generation caused our fuel costs to increase during 1998.

     Items included in energy cost of sales are fuel expense and purchased power expense (electricity we purchase from others for resale.)

Business Segments

     We have defined two business segments, electric operations and nuclear generation, based on how management currently evaluates our business. Our business segments are based on differences in products and services, production processes and management responsibility.

     We manage our business segments' performance based on our earnings before interest and taxes (EBIT). EBIT does not represent cash flow from operations as defined by generally accepted accounting principles, nor should it be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of our company. Items excluded from EBIT are significant components in understanding and assessing the financial performance of our company. We believe presentation of EBIT enhances an understanding of financial condition, results of operations and cash flows because EBIT is used by our company to satisfy its debt service obligations, capital expenditures and other operational needs, as well as to provide funds for growth. Our computation of EBIT may not be comparable to other similarly titled measures of other companies. The following discussion identifies key factors affecting our business segments.

                                            1999         1998         1997
 Electric Operations:                           (Dollars in Thousands)
   External sales. . . . . . . . . . .   $ 638,340    $ 648,379    $ 614,445
   Depreciation and amortization . . .      61,531       59,239       57,521
   EBIT. . . . . . . . . . . . . . . .     193,980      219,014      180,954

 Nuclear Generation:
   Internal sales. . . . . . . . . . .   $ 108,445    $ 117,517    $ 102,330
   Depreciation and amortization . . .      39,629       39,583       65,902
   EBIT. . . . . . . . . . . . . . . .     (25,214)     (20,920)     (60,968)

Electric Operations

     External sales reflect power produced for sale to wholesale and retail customers.

     1999 compared to 1998: External sales decreased $10 million. This decrease is primarily due to decreased retail sales volumes as a result of milder temperatures in 1999 and the implementation of our rate decreases. Increased wholesale sales partially offset these decreases. In 1999 and 1998, the wholesale power market experienced extreme volatility in prices and supply.

     EBIT decreased $25 million primarily because of lower gross profit and increased operating expenses. Operating expenses were higher primarily because KGE's costs associated with dispatching electric power were higher. The restarting of our Neosho generation station, and a boiler outage at our Gordon Evans generation station also contributed to our increased operating expenses.

     1998 compared to 1997: External sales increased $33.9 million. This increase is primarily due to increased sales volumes as a result of warmer summer temperatures in 1998. The implementation of a $10 million electric rate decrease in 1998 partially offset the higher sales. See Note 4 for further information on our electric rate decreases.

     EBIT increased $38.1 million. This increase is primarily attributable to increased sales and lower operating and maintenance costs.

Nuclear Generation

     Nuclear generation has no external sales because it provides all of its power to its co-owners KGE, KCPL and Kansas Electric Power Cooperative, Inc. Internal sales include the internal transfer price that Nuclear Generation charges electric operations. The amounts above are our 47% share of Wolf Creek's operating results. EBIT is negative because internal sales are less than Wolf Creek's costs.

     Wolf Creek has a scheduled refueling and maintenance outage approximately every 18 months. The next outage is scheduled in September 2000. During an outage, Wolf Creek produces no power for its co-owners; therefore internal sales and EBIT decrease and nuclear fuel expense decreases.

     1999 compared to 1998: Internal sales and EBIT decreased primarily due to the scheduled 36-day refueling and maintenance outage at Wolf Creek in 1999. In 1998 Wolf Creek operated the entire year without any outages.

     1998 compared to 1997: Internal sales and EBIT were primarily higher in 1998 than in 1997 because the Wolf Creek facility was off line for 58 days in 1997 for a scheduled refueling and maintenance outage.

     Depreciation and amortization expense decreased $26.3 million primarily because we had fully amortized a regulatory asset during 1997. This decrease in amortization expense increased EBIT for 1998.

Other Income (Expense)

     Other income (expense) includes miscellaneous income and expenses not directly related to our operations.

     1999 compared to 1998: Other income (expense) decreased $11.8 million. No significant corporate-owned life insurance proceeds were received in 1999. In 1998 we received $13.7 million in proceeds pursuant to our corporate-owned life insurance policies.

     1998 compared to 1997: Other income (expense) increased $12.7 million. The increase is primarily attributable to benefits received during 1998 pursuant to our corporate-owned life insurance policies totaling $13.7 million.

Interest Expense

     1999 compared to 1998: Interest expense includes the interest we paid on outstanding debt. Interest expense remained materially unchanged in 1999.

     1998 compared to 1997: In 1998 interest expense on short-term debt decreased $1 million. We repaid our outstanding short-term debt balance during January 1998. After January 1998, no short-term debt was held. Our average short-term debt balance during 1998 was $0.6 million compared to $22.9 million during 1997. The interest we paid on long-term debt did not materially change.

Income Taxes

     1999 compared to 1998: Our effective income tax rates are affected by the receipt of proceeds from our corporate-owned life insurance policies and the amortization of prior years' investment tax credits. Income taxes decreased $10 million due to lower pre-tax income. Pre-tax income was lower primarily because of higher operating expenses and the absence of death proceeds received from corporate-owned life insurance policies.

     1998 compared to 1997: Income taxes increased $27.6 million as a result of the substantial increase in our 1998 pre-tax income. The increase in pre-tax income is primarily due to increased electric sales because of warmer weather, lower operating and maintenance costs, the completion of the amortization of phase-in revenues in December 1997, and the death proceeds received from corporate-owned life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

Overview

     Most of our cash requirements consist of capital expenditures and maintenance costs designed to improve facilities which provide electric service and meet future customer service requirements. Our ability to provide the cash or debt to fund our capital expenditures depends upon many things, including available resources, our financial condition and current market conditions.

     Funds are available to us from the sale of securities we register for sale with the Securities and Exchange Commission (SEC). As of December 31, 1999, $50 million of KGE first mortgage bonds were registered.

     Our mortgage prohibits additional first mortgage bonds from being issued (except in connection with certain refundings) unless our net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not either less than two and one-half times the annual interest charges on, or 10% of the principal amount of, all first mortgage bonds outstanding after giving effect to the proposed issuance. In addition, the issuance of bonds is subject to limitations based upon the amount of bondable property additions. Based on our results for the 12 months ended December 31, 1999, approximately $1.0 billion principal amount of additional first mortgage bonds could be issued (8.25% interest rate assumed) under the most restrictive tests in the mortgage. As of December 31, 1999, $17 million in additional bonds could be issued on the basis of retired bonds.

     While our internally generated cash is sufficient to fund operations and debt service payments, we do not maintain independent short-term credit facilities and rely on Western Resources for short-term cash needs. If Western Resources is unable to borrow under its credit facilities, we could have a short term liquidity issue which could require us to obtain a credit facility for our short-term cash needs.

     In March 2000, Western Resources amended its $300 million credit facility to reduce the commitment to $242 million and to extend the maturity date to June 30, 2000. Western Resources also amended its credit facilities to reflect the possibility of borrowing from them rather than using them to provide support for commercial paper borrowings. As a result of these amendments, our cost of borrowing will be higher. A 1% increase in the interest rate on Western Resources' outstanding short-term debt balance as of December 31, 1999, would have increased Western Resources' annual interest expense by $7 million.
Western Resources cannot predict the market conditions or its credit ratings at the time it may borrow from its facilities; and therefore, cannot predict how much higher its interest expense might be.

     Amendments to the credit facilities include increased pricing to reflect credit quality and the potential drawn nature of credit facilities rather than support for commercial paper, redefinition of the total debt to capital financial covenant, limitation on use of proceeds from sale of Western Resources and our first mortgage bonds requiring payment of debt outstanding under its credit facility before proceeds may be used for other purposes, and a commitment by Western Resources to use its "best efforts" to pledge first mortgage bonds to support its credit facilities if its senior unsecured credit rating drops below "investment grade" (bonds rated below BBB by Standard & Poor's (S&P) and Fitch and below Baa by Moody's Investors Service (Moody's)).

     In order to maintain adequate short-term borrowing capacity, Western Resources expects to replace or further amend its credit facilities prior to their termination.

Cash Flows from Operating Activities

     Cash from operating activities decreased 2%, or $4 million. The decrease is primarily attributable to the decrease in net income.

Cash Flows from Investing Activities

     Cash used in investing activities decreased 18%, or $13.8 million. The decrease is primarily due to lower nuclear fuel capital expenditures in 1999 than 1998. In the year prior to a scheduled refueling and maintenance outage at Wolf Creek, such as 1998, nuclear fuel capital expenditures increase in preparation for the next scheduled refueling and maintenance outage. In 1999, Wolf Creek had its tenth refueling and maintenance outage. The next outage is scheduled in September 2000.

Cash Flows Used in Financing Activities

     Cash used in financing activities increased 7%, or $9.9 million. This increase is primarily due to advances we have made to Western Resources. See
Note 10 of the Notes to Financial Statements included herein.

     Standard & Poor's Ratings Group (S&P), Fitch Investors Service (Fitch) and Moody's Investors Service (Moody's) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal on these securities.

     At December 31, 1999, ratings with these agencies were as follows:

                                    Senior             Senior
                                 Secured Debt      Unsecured Debt
              Rating Agency         Rating             Rating
              S&P                    BBB+               BBB
              Fitch                   A-                 -
              Moody's                 A3                Baa3

     Credit rating agencies are applying more stringent guidelines when rating utility companies due to increasing competition and utility investment in non-utility businesses. In January 2000, in response to the terminated KCP&L merger, Moody's announced they were placing our ratings on review for possible downgrade, S&P affirmed our ratings, but said the outlook is negative, and Fitch placed our ratings on RatingAlert - Negative. We anticipate that the rating agencies will complete their reviews and lower our credit ratings in the near future, but we cannot predict our new ratings.

Future Cash Requirements

     We believe that internally generated funds and borrowings from Western Resources will be sufficient to meet our operating and capital expenditure requirements and debt service payments through the year 2002. Uncertainties affecting our ability to meet these requirements with internally generated funds include the factors affecting sales described above, inflation on operating expenses, regulatory actions, and compliance with future environmental regulations.

     We do not contemplate any significant expenditures in connection with construction of any major generating facilities for the next five years.

     $135 million of our bonds will mature in 2003.

     Our business requires a significant capital investment. We currently expect that through the year 2002, we will need cash mostly for ongoing utility construction and maintenance programs designed to maintain and improve facilities providing electric service and to pay dividends to Western Resources on our common stock.

     Our capital expenditures for 1999 and anticipated capital expenditures for 2000 through 2002 are as follows:

                               Electric        Nuclear
                              Operations     Generation       Total
                                       (Dollars in Thousands)
         1999. . . . . . .      $57,200        $10,000       $ 67,200
         2000. . . . . . .       70,900         31,600        102,500
         2001. . . . . . .       70,900         19,600         90,500
         2002. . . . . . .       70,900         20,300         91,200

     These estimates are prepared for planning purposes and may be revised. Actual expenditures may differ from our estimates.

Capital Structure

     Our capital structures at December 31, 1999, and 1998 were as follows:

                                              1999     1998
              Shareholders' Equity . . . .     62%      62%
              Long-term Debt . . . . . . .     38%      38%
              Total. . . . . . . . . . . .    100%     100%

Acquisition Adjustment Implementation

     In accordance with the 1992 KCC merger order relating to the acquisition of Kansas Gas and Electric Company by Western Resources, amortization of the acquisition adjustment commenced August 1995. The amortization will amount to approximately $20 million (pre-tax) per year for 40 years. We and Western Resources are recovering the amortization of the acquisition adjustment through cost savings under a sharing mechanism approved by the KCC.

     As Western Resources' management presently expects to continue this level of savings, the amount is expected to be sufficient to allow for the full recovery of the acquisition premium.


OTHER INFORMATION

     City of Wichita Proceeding: In December 1999, the Wichita, Kansas, City Council authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace us as the supplier of electricity in Wichita. Our rates are currently 7% below the national average for retail customers. The average rates charged to retail customers in territories served by Western Resources' KPL division are 19% lower than our rates. Customers within the Wichita metropolitan area account for approximately 56% of our total energy sales. See also FERC Proceeding below for complaint filed with the FERC against us by the City of Wichita.

     We have an exclusive franchise with the City of Wichita to provide retail electric service that expires March 2002. Under Kansas law, we will continue to have the exclusive right to serve the customers in Wichita following the expiration of the franchise, assuming the system is not municipalized.

     We will oppose any attempt by the City of Wichita to eliminate us as the electric provider to Wichita customers. In order to municipalize our Wichita electric facilities, the City of Wichita would be required to purchase our facilities or build a separate independent system.

     KCC Proceeding: On March 16, 2000, the Kansas Industrial Consumers (KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the KCC requesting an investigation of Western Resources' and KGE's rates. The KIC alleges that these rates are not based on current costs. We will oppose this request vigorously but are unable to predict whether the KCC will open an investigation.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the Federal Energy Regulatory Commission (FERC) against the company, alleging improper affiliate transactions between the company and KPL, a division of Western Resources. The City of Wichita requests the FERC to equalize the generation costs between the company and KPL, in addition to other matters.
FERC has issued an order setting this matter for hearing and has referred the case to a settlement judge. The hearing had been suspended pending settlement discussions between the parties. The company believes that the City of Wichita's complaint is without merit and intends to defend against it vigorously.

     Competition and Deregulation: The United States electric utility industry is evolving from a regulated monopolistic market to a competitive marketplace. The 1992 Energy Policy Act began deregulating the electricity market for generation. The Energy Policy Act permitted the FERC to order electric utilities to allow third parties the use of their transmission systems to sell electric power to wholesale customers. A wholesale sale is defined as a utility selling electricity to a "middleman," usually a city or its utility company, to resell to the ultimate retail customer. During 1999, wholesale electric sales represented approximately 10% of total electric sales. In 1992, we agreed to open access of our transmission system for wholesale transactions. FERC also requires us to provide transmission services to others under terms comparable to those we provide to ourselves. In December 1999, FERC issued an order (FERC Order 2000) encouraging formation of regional transmission organizations (RTOs), whose purpose is to facilitate greater competition at the wholesale level. Due to our participation in the formation of the Southwest Power Pool RTO, we anticipate that FERC Order 2000 will not have a material effect on us or our operations.

     Various states have taken steps to allow retail customers to purchase electric power from providers other than their local utility company. The Kansas Legislature created a Retail Wheeling Task Force (the Task Force) in 1997 to study the effects of a deregulated and competitive market for electric services. Legislators, regulators, consumer advocates and representatives from the electric industry made up the Task Force. Several bills were introduced to the Kansas Legislature in the 1999 and 2000 legislative sessions, but none passed in 1999 and none are expected to pass in 2000. When retail wheeling will be implemented by the legislature in Kansas remains uncertain.

     When retail wheeling is implemented in Kansas, increased competition for retail electricity sales may reduce our future electric utility earnings compared to our historical electric utility earnings. Wholesale and industrial customers may pursue cogeneration, self-generation, retail wheeling, municipalization or relocation to other service territories in an attempt to cut their energy costs. Our rates are approximately 93% of the national average for retail customers. Because of these rates, we expect to retain a substantial part of our current volume of sales volumes in a competitive environment. We also expect we can maintain profitable prices in a competitive environment, given how our current rates compare to the national average rates. We offer competitive electric rates for industrial improvement projects and economic development projects in an effort to maintain and increase electric load.

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

     Regulatory changes, including competition, could adversely impact our ability to recover our investment in these assets. As of December 31, 1999, we have recorded regulatory assets which are currently subject to recovery in future rates of approximately $251.5 million. Of this amount, $172.3 million is a receivable for income tax benefits previously passed on to customers. The remainder of the regulatory assets are items that may give rise to stranded costs and include coal contract settlement costs, deferred plant costs and debt issuance costs.

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

     Nuclear Decommissioning: Decommissioning is a nuclear industry term for the permanent shut-down of a nuclear power plant. The Nuclear Regulatory Commission (NRC) will terminate a plant's license and release the property for unrestricted use when a company has reduced the residual radioactivity of a nuclear plant to a level mandated by the NRC. The NRC requires companies with nuclear plants to prepare formal financial plans to fund decommissioning. These plans are designed so that funds required for decommissioning will be accumulated during the estimated remaining life of the related nuclear power plant.

     The Financial Accounting Standards Board (FASB) is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. The FASB has issued an Exposure Draft "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The proposed Statement is to be effective for fiscal years beginning after June 15, 2001. If current accounting practices for nuclear power plant decommissioning are changed, the following could occur:

      - Our annual decommissioning expense could be higher than in 1999
      - The estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation)
      - The increased costs could be recorded as additional investment in the Wolf Creek plant

     We do not believe that such changes, if required, would adversely affect our operating results due to our current ability to recover decommissioning costs through rates (see Note 2).

     Collective Bargaining Agreement: All employees are provided by Western Resources. Western Resources' contract with the International Brotherhood of Electrical Workers (IBEW) was renewed on January 20, 2000, and will be due for renewal July 1, 2002. The contract covers approximately 1,475 employees.

     Year 2OOO Issue: Our electric utility operations experienced no business disruptions as a result of the transition from December 31, 1999 to January 1, 2000 or as a result of "leap day" on February 29, 2000. Western Resources estimated that total costs to update all of our electric utility operating systems for Year 2000 readiness, excluding costs associated with WCNOC, would be approximately $2.5 million. As of December 31, 1999, Western Resources has allocated approximately $2.5 million of its $6.3 million expensed costs to our company. Western Resources expects to incur minimal cost in 2000 to complete remediation of less important systems. Western Resources expects no Year 2000 issues to arise in 2000.

     WCNOC experienced no business disruptions as a result of the transition from December 31, 1999 to January 1, 2000 or as a result of "leap day" on February 29,2000. WCNOC has estimated the costs to complete the Year 2000 project at $3.5 million ($1.7 million our share). As of December 31, 1999, WCNOC expensed $3.2 million ($1.5 million our share) to complete remediation and testing of mission critical systems necessary to continue to provide electrical service to our customers. We expect to incur $0.2 million (our share) in 2000 to complete remediation of less important systems. We expect no Year 2000 issues to arise in 2000.

Market Risk Disclosure

     Market Price Risk: We are exposed to market risk, including changes in commodity prices and interest rates.

     Commodity Price Exposure: Given the amount of power purchased during 1999, we would have had exposure of approximately $0.9 million of operating income for a 10% increase in price per MW of electricity. From 1998 to 1999, we experienced a 15% decrease in price per MW of electricity purchased for utility operations. Due to the volatility of the power market, there are no indications that past performance can be used to predict the future.

     Based on MMBtu's of natural gas and fuel oil burned during 1999, we had exposure of approximately $3.8 million of operating income for a 10% change in average price paid per MMBtu. From 1998 to 1999, we experienced a 2% increase in price per MMBtu of natural gas purchased. If we were to have a similar increase from 1999 to 2000, we would have an exposure of approximately $0.5 million of operating income. However, we use a mix of various fuel types to operate our system. Due to the volatility of natural gas prices, there are no indications that past performance can be used to predict the future.

     Quantities of natural gas and electricity could vary dramatically year to year based on weather, unit outages and nuclear refueling.

     Interest Rate Exposure: The company has approximately $46.4 million of variable rate debt as of December 31, 1999. A 100 basis point change in each debt series benchmark rate would impact net income on an annual basis by approximately $0.3 million.

Pronouncements Issued but Not Yet Effective

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). In June 1999, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in hybrid contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. With respect to hybrid embedded contracts, a company may elect to apply SFAS 133, as amended, to (1) all hybrid contracts, (2) only those hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997, or (3) only those hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998.

     SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively. We are currently evaluating commodity contracts and financial instruments to determine the effects of adopting SFAS 133 on our financial statements. We have not yet quantified all of the effects of adopting SFAS 133 on our financial statements; however, SFAS 133 could increase volatility in earnings and other comprehensive income. We plan to adopt SFAS 133 as of January 1, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to market risk disclosure is set forth in Other Information of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS                                                      PAGE

Report of Independent Public Accountants                                31

Financial Statements:

    Balance Sheets, December 31, 1999 and 1998                          32
    Statements of Income for the years ended
      December 31, 1999, 1998 and 1997                                  33
    Statements of Cash Flows for the years ended
      December 31, 1999, 1998 and 1997                                  34
    Statements of Shareholder's Equity for the years ended
      December 31, 1999, 1998 and 1997                                  35
    Notes to Financial Statements                                       36

SCHEDULES OMITTED

     The following schedules are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements and schedules presented:

     I, II, III, IV, and V.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Kansas Gas and Electric Company:

     We have audited the accompanying balance sheets of Kansas Gas and Electric Company (a wholly-owned subsidiary of Western Resources, Inc.) as of December 31, 1999 and 1998, and the related statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kansas Gas and Electric Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




                                                      ARTHUR ANDERSEN LLP
Kansas City, Missouri,
March 16, 2000
(Except with respect to
the corporate restructuring
discussed in Note 16, as
to which the date is
March 28, 2000)

                 KANSAS GAS AND ELECTRIC COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)

                                                                        December 31,
                                                                   1999              1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .     $       37        $       41
  Accounts receivable (net) . . . . . . . . . . . . . . . .         67,751            66,513
  Advances to parent company (net). . . . . . . . . . . . .        111,206            64,405
  Inventories and supplies (net). . . . . . . . . . . . . .         46,179            43,121
  Prepaid expenses and other. . . . . . . . . . . . . . . .         19,103            15,097
    Total Current Assets. . . . . . . . . . . . . . . . . .        244,276           189,177

PROPERTY, PLANT AND EQUIPMENT (NET) . . . . . . . . . . . .      2,480,696         2,527,357

OTHER ASSETS:
  Regulatory assets . . . . . . . . . . . . . . . . . . . .        251,518           260,789
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         87,339            80,648
    Total Other Assets. . . . . . . . . . . . . . . . . . .        338,857           341,437

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     $3,063,829        $3,057,971


LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . .     $   76,995        $   78,510
  Accrued liabilities . . . . . . . . . . . . . . . . . . .         28,052            34,199
  Accrued income taxes. . . . . . . . . . . . . . . . . . .         70,878            29,599
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          6,616             6,020
    Total Current Liabilities . . . . . . . . . . . . . . .        182,541           148,328

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,271           684,167
  Deferred income taxes and investment tax credits. . . . .        774,961           785,116
  Deferred gain from sale-leaseback . . . . . . . . . . . .        198,123           209,951
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        101,428            92,165
    Total Long-term Liabilities . . . . . . . . . . . . . .      1,758,783         1,771,399

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock, without par value,
       authorized and issued 1,000 shares . . . . . . . . .      1,065,634         1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . .         56,871            72,610
    Total Shareholder's Equity . . . . . . . . . . . . . . .     1,122,505         1,138,244

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY . . . . . . . . .    $3,063,829        $3,057,971




The Notes to Financial Statements are an integral part of these statements.




                   KANSAS GAS AND ELECTRIC COMPANY
                         STATEMENTS OF INCOME
                        (Dollars in Thousands)

                                                                    Year Ended December 31,
                                                                1999          1998          1997
SALES . . . . . . . . . . . . . . . . . . . . . . . . .      $  638,340    $  648,379    $  614,445

COST OF SALES . . . . . . . . . . . . . . . . . . . . .         137,478       149,360       129,756

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .         500,862       499,019       484,689

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .         161,953       150,502       179,991
  Depreciation and amortization . . . . . . . . . . . .         101,160        98,822       123,423
  Selling, general and administrative expense . . . . .          65,900        60,277        57,267
      Total Operating Expenses. . . . . . . . . . . . .         329,013       309,601       360,681

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .         171,849       189,418       124,008

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .          (3,083)        8,676        (4,022)

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . .         168,766       198,094       119,986

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .          45,920        45,990        46,062
  Interest expense on short-term debt and other . . . .           3,598         3,368         4,388
      Total Interest Expense. . . . . . . . . . . . . .          49,518        49,358        50,450

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . .         119,248       148,736        69,536

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .          34,987        44,971        17,408

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .      $   84,261    $  103,765    $   52,128



The Notes to Financial Statements are an integral part of these statements.























                   KANSAS GAS AND ELECTRIC COMPANY
                       STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)

                                                                      Year Ended December 31,
                                                                 1999          1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .   $   84,261    $  103,765    $   52,128
  Depreciation and amortization . . . . . . . . . . . . . .      101,160        98,822       123,423
  Amortization of deferred gain from sale-leaseback . . . .      (11,828)      (11,828)      (11,281)
  Changes in working capital items:
    Accounts receivable (net) . . . . . . . . . . . . . . .       (1,238)          141         9,017
    Inventories and supplies (net). . . . . . . . . . . . .       (3,059)       (2,102)        2,627
    Prepaid expenses and other. . . . . . . . . . . . . . .       (4,006)        2,068          (174)
    Accounts payable. . . . . . . . . . . . . . . . . . . .       (1,515)       (3,476)       33,167
    Accrued liabilities . . . . . . . . . . . . . . . . . .       (6,147)        1,454        (3,710)
    Accrued income taxes. . . . . . . . . . . . . . . . . .       41,279        25,387        (7,016)
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          596         1,988           186
  Changes in other assets and liabilities . . . . . . . . .       10,888        (1,870)      (11,013)
      Net cash flows from operating activities. . . . . . .      210,391       214,349       187,354

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .      (63,574)      (77,419)      (88,165)
      Net cash flows (used in) investing activities . . . .      (63,574)      (77,419)      (88,165)

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         -          (45,000)     (177,300)
  Advances to parent company (net). . . . . . . . . . . . .      (46,801)        8,153       178,175
  Retirements of long-term debt . . . . . . . . . . . . . .          (20)          (85)          (65)
  Dividends to parent company . . . . . . . . . . . . . . .     (100,000)     (100,000)     (100,000)
     Net cash flows (used in) financing activities. . . . .     (146,821)     (136,932)      (99,190)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . .           (4)           (2)           (1)

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . .           41            43            44
  End of period . . . . . . . . . . . . . . . . . . . . . .   $       37    $       41    $       43


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . .   $   77,668    $   75,611    $   74,418
   Income taxes . . . . . . . . . . . . . . . . . . . . . .         -           37,520        52,100


The Notes to Financial Statements are an integral part of these statements.















                 KANSAS GAS AND ELECTRIC COMPANY
                STATEMENTS OF SHAREHOLDER'S EQUITY
                      (Dollars in Thousands)

                                                                 Year Ended December 31,
                                                            1999          1998          1997
Common Stock . . . . . . . . . . . . . . . . . . . .     $1,065,634    $1,065,634    $1,065,634

Retained Earnings:
   Beginning balance . . . . . . . . . . . . . . . .         72,610        68,845       116,717
   Net income. . . . . . . . . . . . . . . . . . . .         84,261       103,765        52,128
   Dividends to parent company . . . . . . . . . . .       (100,000)     (100,000)     (100,000)
   Ending balance. . . . . . . . . . . . . . . . . .         56,871        72,610        68,845

Total Shareholder's Equity. . . . . . . . . . . . . .    $1,122,505    $1,138,244    $1,134,479



The Notes to Financial Statements are an integral part of these statements.








































                 KANSAS GAS AND ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business:  Kansas Gas and Electric Company (the company,
KGE) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The company is engaged principally in the production, purchase, transmission, distribution, and sale of electricity. The company serves approximately 287,000 electric customers in southeastern Kansas. At December 31, 1999, the company had no employees. All employees are provided by the company's parent, Western Resources, which allocates costs related to the employees of the company.

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

     Property, Plant and Equipment: Property, plant and equipment is stated at cost. For utility plant, cost includes contracted services, direct labor and materials, indirect charges for engineering, supervision, general and administrative costs and an allowance for funds used during construction (AFUDC). The AFUDC rate was 6.00% for 1999, 6.00% for 1998, and 5.86% for 1997.
The cost of additions to utility plant and replacement units of property are capitalized. Maintenance costs and replacement of minor items of property are charged to expense as incurred. When units of depreciable property are retired, the original cost and removal cost, less salvage value, are charged to accumulated depreciation.

     In accordance with regulatory decisions made by the KCC, the acquisition premium of approximately $801 million resulting from the KGE acquisition in 1992 is being amortized over 40 years. The acquisition premium is classified as electric plant in service. Accumulated amortization totaled $88.1 million as of December 31, 1999 and $68 million as of December 31, 1998.

     Depreciation: Utility plant is depreciated on the straight-line method at rates approved by regulatory authorities. Utility plant is depreciated on an average annual composite basis using group rates that approximated 2.76% during 1999, 2.75% during 1998, and 2.76% during 1997. The company periodically evaluates its depreciation rates considering the past and expected future experience in the operation of its facilities.

     Inventories and Supplies: Inventories and supplies for the company's utility business are stated at average cost.

     Nuclear Fuel: The cost of nuclear fuel in process of refinement, conversion, enrichment, and fabrication is recorded as an asset at original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. The accumulated amortization of nuclear fuel in the reactor was $29.3 million at December 31, 1999 and $39.5 million at December 31, 1998.

     Regulatory Assets and Liabilities: Regulatory assets represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process. The company has recorded these regulatory assets in accordance with SFAS 71. If the company were required to terminate application of that statement for all of its regulated operations, the company would have to record the amounts of all regulatory assets and liabilities in its Statements of Income at that time. The company's earnings would be reduced by the total amount in the table below, net of applicable income taxes. Regulatory assets reflected in the financial statements are as follows:

     December 31,                                1999          1998
                                               (Dollars in Thousands)
     Recoverable taxes. . . . . . . . . . . .  $172,335      $175,759
     Debt issuance costs. . . . . . . . . . .    37,158        40,102
     Deferred plant costs . . . . . . . . . .    30,306        30,657
     Coal contract settlement costs . . . . .     6,727         8,392
     Other regulatory assets. . . . . . . . .     4,992         5,879
        Total regulatory assets . . . . . . .  $251,518      $260,789

     Recoverable income taxes: Recoverable income taxes represent amounts due from customers for accelerated tax benefits which have been previously flowed through to customers and are expected to be recovered in the future as the accelerated tax benefits reverse.

     Debt issuance costs: Debt reacquisition expenses are amortized over the remaining terms of the reacquired debt or, if refinanced, the term of the new debt. Debt issuance costs are amortized over the term of the associated debt.

     Deferred plant costs: Disallowances related to the Wolf Creek nuclear generating facility.

     Coal contract settlement costs: The company deferred costs associated with the termination of certain coal purchase contracts. These costs are being amortized through the year 2002.

     The company expects to recover all of the above regulatory assets in rates. A return is allowed on deferred plant costs and coal contract settlement costs and approximately $18 million of debt issuance costs.

     Sales:  Sales are recognized as services are rendered and include estimated
amounts for energy delivered but unbilled at the end of each year.   Unbilled
sales are recorded as a component of accounts receivable (net) on the Balance Sheets of $23.4 million at December 31, 1999 and $22 million at December 31, 1998.

     The company's allowance for doubtful accounts receivable totaled $1.9 million at December 31, 1999 and 1998.

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

     Cash Surrender Value of Life Insurance: The following amounts related to corporate-owned life insurance policies (COLI) are recorded in other assets on the Balance Sheets at December 31:

                                                  1999        1998
                                                (Dollars in Millions)
     Cash surrender value of policies(1) . .    $538.3      $486.3
     Borrowings against policies . . . . . .    (527.0)     (476.9)
     COLI (net). . . . . . . . . . . . . . .    $ 11.3      $  9.4

     (1) Cash surrender value of policies as presented represents the value of the policies as of the end of the respective policy years and not as of December 31, 1999, and 1998.

     Income is recorded for increases in cash surrender value and net death proceeds. Interest incurred on amounts borrowed is offset against policy income. Income recognized from death proceeds is highly variable from period to period. Death benefits recognized as other income approximated $0.06 million in 1999 and $13.7 million in 1998.

     New Pronouncements: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in hybrid contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. With respect to hybrid contracts, a company may elect to apply SFAS 133, as amended, to (1) all hybrid contracts, (2) only those hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997, or (3) only those hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998.

     SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively. The company is currently evaluating commodity contracts and financial instruments to determine what, if any, effect adopting SFAS 133 might have on its financial statements. The company has not yet quantified all effects of adopting SFAS 133 on its financial statements; however, SFAS 133 could increase volatility in earnings and other comprehensive income. The company plans to adopt SFAS 133 as of January 1, 2001.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  COMMITMENTS AND CONTINGENCIES

     Purchase Orders and Contracts: The company has commitments under purchase orders and contracts at WCNOC which have an unexpended balance of approximately $5.2 million (company's share) at December 31, 1999.

     Manufactured Gas Sites: The company has been associated with three former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. At December 31, 1999, the costs incurred from preliminary site investigation and risk assessment have been minimal.

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

     In February 1997, the KCC approved the 1996 Decommissioning Cost Study. Based on the study, the company's share of WCNOC's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $624 million during the period 2025 through 2033, or approximately $192 million in 1996 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1996 of 29 years. On September 1, 1999, Wolf Creek submitted the 1999 Decommissioning Cost Study to the KCC for approval. Approval of this study by the KCC is pending. The company's share of the cost for decommissioning in the 1999 study under the dismantlement method is $221 million in 1999 dollars.

     Decommissioning costs are currently being charged to operating expense in accordance with the prior KCC orders. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts expensed approximated $3.9 million in 1999 and will increase annually to $5.6 million in 2024. These amounts are deposited in an external trust fund. The average after-tax expected return on trust assets is 5.7%.

     The company's investment in the decommissioning fund, including reinvested earnings approximated $58.3 million at December 31, 1999, and $52.1 million at December 31, 1998. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability.

     The FASB is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. The FASB has issued an Exposure Draft regarding "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The proposed Statement is to be effective for fiscal years beginning after June 15, 2001. If current accounting practices for nuclear power plant decommissioning are changed, the following could occur:

      -  The company's annual decommissioning expense could be higher than in
            1999
      - The estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation)
      - The increased costs could be recorded as additional investment in the Wolf Creek plant

     The company does not believe that such changes, if required, would adversely affect its operating results due to its current ability to recover decommissioning costs through rates.

     Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $9.5 billion for a single nuclear incident. If this liability limitation is insufficient, the U.S. Congress will consider taking whatever action is necessary to compensate the public for valid claims. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million. The remaining balance is provided by an assessment plan mandated by the Nuclear Regulatory Commission
(NRC). Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $88.1 million ($41.4 million, company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, company's share) in retrospective assessments per incident, per year.

     The Owners carry decontamination liability, premature decommissioning liability and property damage insurance for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, company's share). This insurance is provided by Nuclear Electric Insurance Limited (NEIL). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC. The company's share of any remaining proceeds can be used to pay for property damage or decontamination expenses or, if certain requirements are met including decommissioning the plant, toward a shortfall in the decommissioning trust fund.

     The Owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves and other NEIL resources, the company may be subject to retrospective assessments under the current policies of approximately $6 million per year.

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

     Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the company has entered into various commitments to obtain nuclear fuel, coal and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 1999, WCNOC's nuclear fuel commitments (company's share) were approximately $14 million for uranium concentrates expiring at various times through 2003, $26 million for enrichment expiring at various times through 2003 and $65.2 million for fabrication through 2025.

     At December 31, 1999, the company's coal contract commitments in 1999 dollars under the remaining terms of the contracts were approximately $639.4 million. The largest coal contract expires in 2020, with the remaining coal contracts expiring at various times through 2013.

     At December 31, 1999, the company's natural gas transportation commitment in 1999 dollars under the remaining terms of the contract were approximately $0.5 million. The natural gas transportation contract provides firm service to the company's Neosho gas burning facility through 2003.

     Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for an uranium enrichment decontamination and decommissioning fund. The company's portion of the assessment for Wolf Creek is approximately $9.6 million, payable over 15 years. Such costs are recovered through the ratemaking process.


3.  LEGAL PROCEEDINGS

     The company is involved in various legal, environmental and regulatory proceedings. Management believes that adequate provision has been made and accordingly believes that the ultimate disposition of such matters will not have a material adverse effect upon the company's overall financial position or results of operations. See also Note 4 for discussion of the FERC proceeding regarding the City of Wichita complaint.


4.  RATE MATTERS AND REGULATION

     KCC Proceedings: In January 1997, the KCC entered an order reducing electric rates for KGE. The order required KGE to reduce electric rates by $65 million cumulative, phased in over three years beginning in 1997.

     On March 16, 2000, the Kansas Industrial Consumers (KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the KCC requesting an investigation of Western Resources' and the company's rates. The KIC alleges that the company's rates are not based on current costs. The company will oppose this request vigorously but is unable to predict whether the KCC will open an investigation.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the Federal Energy Regulatory Commission (FERC) against the company, alleging improper affiliate transactions between the company and KPL, a division of Western Resources. The City of Wichita requests the FERC to equalize the generation costs between the company and KPL, in addition to other matters.
FERC has issued an order setting this matter for hearing and has referred the case to a settlement judge. The hearing has been suspended pending settlement discussions between the parties. The company believes that the City of Wichita's complaint is without merit and intends to defend against it vigorously.

5.  SHORT-TERM BORROWINGS

     The company had no short-term borrowings outstanding at December 31, 1999, and 1998. The weighted average interest rate on borrowings outstanding during the year was 0.0% at December 31, 1999, and 6.44% at December 31, 1998.

     The company's short-term liquidity needs are met from cash advances by Western Resources. Western Resources obtains funds from issuances of commercial paper and borrowings under its credit facilities. In March 2000, Western Resources amended its $300 million facility to reduce the commitment to $242 million and to extend the maturity date to June 30, 2000. Western Resources also amended all of its credit facilities to reflect the possibility of borrowing from them rather than using them to provide support for commercial paper borrowings.

     Amendments to the credit facilities include increased pricing to reflect credit quality and the potential drawn nature of credit facilities rather than support for commercial paper, redefinition of the total debt to capital financial covenant, limitation on use of proceeds from sale of first mortgage bonds, to pay off debt outstanding under the credit facility before proceeds may be used for other purposes, and a commitment by Western Resources to use its "best efforts" to pledge first mortgage bonds to support its credit facilities if its senior unsecured credit rating drops below "investment grade" (bonds rated below BBB by S&P and Fitch and below Baa by Moody's as determined by Standard & Poor's Ratings Group (S&P) and Moody's Investors Service (Moody's)).


6.  LONG-TERM DEBT

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

     Debt discount and expenses are being amortized over the remaining lives of each issue. The improvement and maintenance fund requirements for certain first mortgage bond series can be met by bonding additional property. With the retirement of certain company pollution control series bonds, there are no longer any bond sinking fund requirements. During the years 2000 through 2004, $135 million of bonds will mature in 2003.

     Long-term debt outstanding is as follows at December 31:

                                                        1999          1998
                                                      (Dollars in Thousands)
First mortgage bond series:
   7.60% due 2003 . . . . . . . . . . . . . . . . .  $ 135,000     $ 135,000
   6.50% due 2005 . . . . . . . . . . . . . . . . .     65,000        65,000
   6.20% due 2006 . . . . . . . . . . . . . . . . .    100,000       100,000
                                                       300,000       300,000
Pollution control bond series:
   5.10% due 2023 . . . . . . . . . . . . . . . . .     13,653        13,673
   Variable due 2027, 4.25% at December 31, 1999. .     21,940        21,940
   7.0% due 2031. . . . . . . . . . . . . . . . . .    327,500       327,500
   Variable due 2032, 4.20% at December 31, 1999. .     14,500        14,500
   Variable due 2032, 4.30% at December 31, 1999. .     10,000        10,000
                                                       387,593       387,613
Less:
   Unamortized discount . . . . . . . . . . . . . .      3,322         3,446
Long-term debt (net) . . . . . . . . .. . . . . . .  $ 684,271     $ 684,167


7.  WESTERN RESOURCES AND KANSAS CITY POWER & LIGHT COMPANY MERGER AGREEMENT

     On March 18, 1998, Western Resources signed an Amended and Restated Plan of Agreement and Plan of Merger with the Kansas City Power & Light Company
(KCPL) under which KGE, KPL, a division of Western Resources, and KCPL would have been combined into a new company called Westar Energy, Inc. KCPL has notified Western Resources that it has terminated the contemplated transaction.


8.  INCOME TAXES

     Income tax expense is composed of the following components at December 31:

                                         1999        1998         1997
                                           (Dollars in Thousands)
      Currently payable:
        Federal. . . . . . . . .       $ 38,710    $ 53,297     $ 34,641
        State. . . . . . . . . .          9,453      12,080        7,982
      Deferred:
        Federal. . . . . . . . .         (8,531)    (14,299)     (18,503)
        State. . . . . . . . . .         (1,407)     (2,866)      (3,467)
      Amortization of investment
        tax credits. . . . . . .         (3,238)     (3,241)      (3,245)
      Total income tax expense .       $ 34,987    $ 44,971     $ 17,408

     Under SFAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities as follows at December 31:

                                                     1999          1998
                                                    (Dollars in Thousands)
   Deferred tax assets:
     Deferred gain on sale-leaseback. . . . .     $   87,220    $   92,427
     Other. . . . . . . . . . . . . . . . . .         40,969        42,806
       Total deferred tax assets. . . . . . .        128,189       135,233
   Deferred tax liabilities:
     Accelerated depreciation and other . . .        375,917       376,113
     Acquisition premium. . . . . . . . . . .        282,578       290,576
     Deferred future income taxes . . . . . .        172,336       175,759
     Other. . . . . . . . . . . . . . . . . .         12,322        14,667
       Total deferred tax liabilities . . . .        843,153       857,115

   Investment tax credits . . . . . . . . . .         59,997        63,234

   Accumulated deferred income taxes, net . .     $  774,961    $  785,116

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

     The effective income tax rates set forth below are computed by dividing total federal and state income taxes by the sum of such taxes and net income. The difference between the effective tax rates and the federal statutory income tax rates are as follows:

      Year Ended December 31,                      1999    1998    1997

      Effective Income Tax Rate . . . . . . . . .   29%     30%     25%
      Effect of:
       State income taxes . . . . . . . . . . . .   (4)     (4)     (4)
       Amortization of investment tax credits . .    3       2       5
       Corporate-owned life insurance policies. .    7       9      12
       Accelerated depreciation flow through
         and amortization, net. . . . . . . . . .   (2)     (2)     (4)
       Other. . . . . . . . . . . . . . . . . . .    2       -       1

      Statutory Federal Income Tax Rate . . . . .   35%     35%     35%

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value as set forth in Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments."

     Cash and cash equivalents, short-term borrowings and variable-rate debt are carried at cost which approximates fair value. The decommissioning trust is recorded at fair value and is based on the quoted market prices at December 31, 1999 and 1998. The fair value of fixed-rate debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities and redemption provisions.

     The recorded amount of accounts receivable and other current financial instruments approximate fair value.

     The fair value estimates presented herein are based on information available at December 31, 1999 and 1998. These fair value estimates have not been comprehensively revalued for the purpose of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. Because the company's operations are regulated, the company believes that any gains or losses related to the retirement of debt would not have a material effect on the company's financial position or results of operations.

     The carrying values and estimated fair values of the company's financial instruments are as follows:

                                 Carrying Value              Fair Value
  December 31,                   1999       1998          1999       1998
                                            (Dollars in Thousands)

  Decommissioning trust. . .  $  58,286   $  52,093    $  58,286   $  52,093
  Fixed-rate debt. . . . . .    699,573     641,172      693,384     684,125


1O.  RELATED PARTY TRANSACTIONS

     The cash management function, including cash receipts and disbursements, for the company is performed by Western Resources. An intercompany account is used to record net receipts and disbursements handled by Western Resources. The net amount advanced by the company to Western Resources approximated $111.2 million at December 31, 1999 and $64.4 million at December 31, 1998. These amounts are recorded as advances to parent company in current assets on the Balance Sheets.

     Certain operating expenses have been allocated to the company from Western Resources. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate factors. Management believes such allocation procedures are reasonable. During 1999, the company declared dividends to Western Resources of $100 million.


11.  LEASES

     At December 31, 1999, the company had leases covering various property and equipment. The company currently has no capital leases.

     Rental payments for operating leases and estimated rental commitments are as follows:

                                                   Operating
             Year Ended December 31,                Leases
                                            (Dollars in Thousands)
             Rental payments:
               1997 . . . . . . . . . . . . .     $ 42,503
               1998 . . . . . . . . . . . . .       44,075
               1999 . . . . . . . . . . . . .       43,827

             Future Commitments:
               2000 . . . . . . . . . . . . .       43,041
               2001 . . . . . . . . . . . . .       42,151
               2002 . . . . . . . . . . . . .       41,152
               2003 . . . . . . . . . . . . .       45,356
               2004 . . . . . . . . . . . . .       40,416
               Thereafter . . . . . . . . . .      543,293
                 Total future commitments . .     $755,409

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

     As permitted under the La Cygne 2 lease agreement, the company in 1992 requested the Trustee Lessor to refinance $341.1 million of secured facility bonds of the Trustee and owner of La Cygne 2. The transaction was requested to reduce recurring future net lease expense. In connection with the refinancing on September 29, 1992, a one-time payment of approximately $27 million was made by the company which has been deferred and is being amortized over the remaining life of the lease and included in operating expense as part of the future lease expense. At December 31, 1999, approximately $19.1 million of this deferral remained in regulatory assets on the Balance Sheet.

     Future minimum annual lease payments required under the La Cygne 2 lease agreement are approximately $34.6 million for each year through 2002, $39.4 million in 2003, $34.6 million in 2004, and $502.6 million over the remainder of the lease.

     The gain realized at the date of the sale of La Cygne 2 has been deferred for financial reporting purposes, and is being amortized ($11.8 million per year) over the initial lease term in proportion to the related lease expense. The company's lease expense, net of amortization of the deferred gain and refinancing costs, was approximately $28.9 million for 1999, $28.9 million for 1998, and $27.3 million for 1997.


12.  PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment at December 31:

                                                 1999            1998
                                                (Dollars in Thousands)

      Electric plant in service. . . . . .    $3,623,852      $3,580,433
      Less - Accumulated depreciation. . .     1,206,607       1,125,735
                                               2,417,245       2,454,698
      Construction work in progress. . . .        35,219          32,943
      Nuclear fuel (net) . . . . . . . . .        28,013          39,497
        Net Utility Plant. . . . . . . . .     2,480,477       2,527,138
      Non-utility plant in service . . . .           219             219
        Net Property, Plant and Equipment.    $2,480,696      $2,527,357


13.  JOINT OWNERSHIP OF UTILITY PLANTS

                             Company's Ownership at December 31, 1999
                      In-Service     Invest-    Accumulated     Net   Per-
                         Dates        ment      Depreciation   (MW)   cent
                                       (Dollars in Thousands)
La Cygne 1      (a)    Jun 1973    $  174,450     $ 113,415     344    50
Jeffrey  1      (b)    Jul 1978        72,197        32,267     149    20
Jeffrey  2      (b)    May 1980        69,106        32,105     148    20
Jeffrey  3      (b)    May 1983       101,031        42,957     148    20
Jeffrey wind 1  (b)    May 1999           201             3     (d)    20
Jeffrey wind 2  (b)    May 1999           200             2     (d)    20
Wolf Creek      (c)    Sep 1985     1,378,238       460,880     550    47

(a)  Jointly owned with Kansas City Power & Light Company (KCPL) (which owns
     50%)
(b) Jointly owned with Western Resources (which owns 64%) and UtiliCorp United Inc. (which owns 16%)
(c) Jointly owned with KCPL (which owns 47%) and Kansas Electric Power Cooperative, Inc. (which owns 6%)
(d)  The company's share is less than 0.5 MW

     Amounts and capacity represent the company's share. The company's share of operating expenses of the plants in service above, as well as such expenses for a 50% undivided interest in La Cygne 2 (representing 337 MW capacity) sold and leased back to the company in 1987, are included in operating expenses on the Statements of Income. The company's share of other transactions associated with the plants is included in the appropriate classification in the company's financial statements.


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

     Electric operations and nuclear generation comprise the company's regulated electric utility business in Kansas. Electric operations involve the production, transmission and distribution of electric power for sale to approximately 287,000 retail and wholesale customers in Kansas. Nuclear generation represents the company's 47% ownership in the Wolf Creek nuclear generating facility. This segment does not have any external sales.

     The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The company evaluates segment performance based on earnings before interest and taxes. The company has no single external customer from which it receives ten percent or more of revenues.

   Year Ended December 31, 1999:

                          Electric     Nuclear     Eliminating
                         Operations   Generation      Items         Total
                                       (Dollars in Thousands)
   External sales . . .  $  638,340   $    -       $     -       $  638,340
   Internal sales . . .        -        108,445      (108,445)         -
   Depreciation and
    amortization. . . .      61,531      39,629          -          101,160
   Earnings before
    interest and taxes      193,980     (25,214)         -          168,766
   Interest expense . .                                              49,518
   Earnings before
    income taxes  . . .                                             119,248
   Identifiable assets    1,980,485   1,083,344          -        3,063,829

   Year Ended December 31, 1998:

                          Electric     Nuclear     Eliminating
                         Operations   Generation      Items        Total
                                    (Dollars in Thousands)
   External sales. . .   $  648,379   $     -      $      -      $  648,379
   Internal sales. . .         -         117,517      (117,517)        -
   Depreciation and
    amortization . . .       59,239       39,583          -          98,822
   Earnings before
    interest and taxes      219,014      (20,920)         -         198,094
   Interest expense. .                                               49,358
   Earnings before
    income taxes . . .                                              148,736
   Identifiable assets    1,936,462    1,121,509          -       3,057,971

   Year Ended December 31, 1997:

                          Electric     Nuclear     Eliminating
                         Operations   Generation      Items        Total
                                       (Dollars in Thousands)
   External sales. . .   $  614,445   $     -      $      -      $  614,445
   Internal sales. . .         -         102,330      (102,330)        -
   Depreciation and
    amortization . . .       57,521       65,902          -         123,423
   Earnings before
    interest and taxes      180,954      (60,968)         -         119,986
   Interest expense. .                                               50,450
   Earnings before
    income taxes . . .                                               69,536
   Identifiable assets    1,962,586    1,154,522          -       3,117,108


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

                                                   1999
                              1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                            (Dollars in Thousands)
Sales . . . . . . . . . . .   $133,910     $147,170     $217,986     $139,274
Income from Operations. . .     30,172       31,735       86,982       22,960
Net income. . . . . . . . .     12,905       14,070       49,512        7,774

                                                   1998
                              1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                            (Dollars in Thousands)
Sales . . . . . . . . . . .   $134,566     $162,816     $216,034     $134,963
Income from Operations. . .     36,033       44,112       81,063       28,210
Net income. . . . . . . . .     22,415       28,507       43,329        9,514


16.  SUBSEQUENT EVENT

     On March 28, 2000, Western Resources' board of directors approved the separation of its electric and non-electric utility businesses. The separation is currently expected to be effected through an exchange offer to be made to Western Resources shareholders in the third quarter of 2000. The exchange ratio will be described in materials furnished to Western Resources shareholders upon commencement of the exchange offer. Western Resources expects to complete the separation in the fourth quarter of 2000, but Western Resources can give no assurance that the separation will be completed.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants on accounting and financial disclosure.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Western Resources, Inc. owns 100% of the Company's outstanding common stock.

                                                                   A Director
                      Business Experience Since 1994 and Other    Continuously
    Name        Age   Directorships Other Than The Company            Since

Ronald W.        53   Chairman of the Board and President             2000
Holt                    (since January 2000), Assistant
                        Secretary (January 1998 to January
                        2000), Kansas Gas and Electric Company.
                        Senior Director, Corporate and
                        Community Affairs (January 1999
                        to January 2000); Director, Community
                        and Support Services (March 1992 to
                        December 1998), Western Resources, Inc.
                        Directorships
                        Commerce Bank, N.A., Wichita, Kansas
                        Via Christi Medical Center, Wichita,
                        Kansas

James A.         42   Vice President (since July 1995);               1997
Martin                  and prior to that Executive
                        Director Regulatory and Rates,
                        Western Resources, Inc.

Marilyn B.       50   Executive Vice President, Bank of               1994
Pauly                   America, N.A., Wichita, Kansas
(1)                     Directorships
                        Farmers Mutual Alliance Insurance Company

Richard D.       67   President, Range Oil Company                    1993
Smith                   Directorships
(1)                     Bank of America, N.A., Wichita, Kansas
                        HCA Wesley Medical Center, Wichita, Kansas

(1) Member of the Audit Committee of which Marilyn B. Pauly is Chairperson. The Audit Committee has responsibility for the investigation and review of the financial affairs of the company and its relations with independent accountants.

     Outside directors are paid a $3,750 per quarter retainer and are paid an attendance fee of $600 for board meetings ($300 if attending by phone). A committee attendance fee of $800 is paid to the outside director Audit Committee Chairperson, and $500 to other outside Committee members. All outside directors are reimbursed expenses while attending board and Committee Meetings.

     During 1999, the Board of Directors met four times and the Audit Committee met once. Each director attended at least 75% of the total number of Board and Committee meetings held while he/she served as a director or a member of the committee.

     Other information required by Item 10 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following financial statements are included herein under Item 8.

FINANCIAL STATEMENTS

Balance Sheets, December 31, 1999 and 1998
Statements of Income for the years ended December 31, 1999, 1998 and 1997 Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 Statements of Shareholder's Equity for the years ended December 31, 1999,
   1998 and 1997
Notes to Financial Statements


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

 3(c)       By-laws as amended (Filed as Exhibit 3(c) Form 10-K                I
            for the year ended December 31, 1992, File No. 1-7324)

 4(c)       Mortgage and Deed of Trust, dated as of April 1, 1940 to           I
            Guaranty Trust Company of New York (now Morgan Guaranty Trust Company of New York) and Henry A. Theis (to whom W. A. Spooner is successor), Trustees, as supplemented by thirty-eight Supplemental Indentures, dated as of June 1, 1942, March 1, 1948, December 1, 1949, June 1, 1952, October 1, 1953, March 1, 1955,
            February 1, 1956, January 1, 1961, May 1, 1966, March 1, 1970,
            May 1, 1971, March 1, 1972, May 31, 1973, July 1, 1975,
            December 1, 1975, September 1, 1976, March 1, 1977, May 1, 1977,
            August 1, 1977, March 15, 1978, January 1, 1979, April 1, 1980,
            July 1, 1980, August 1, 1980, June 1, 1981, December 1, 1981,
            May 1, 1982, March 15, 1984, September 1, 1984 (Twenty-ninth and Thirtieth), February 1, 1985, April 15, 1986, June 1, 1991
            March 31, 1992, December 17, 1992, August 24, 1993, January 15,
            1994 and March 1, 1994, (Filed, respectively, as Exhibit A-1 to
            Form U-1, File No. 70-23; Exhibits 7(b) and 7(c), File No. 2-7405;
            Exhibit 7(d), File No. 2-8242; Exhibit 4(c), File No. 2-9626;
            Exhibit 4(c), File No. 2-10465; Exhibit 4(c), File No. 2-12228;
            Exhibit 4(c), File No. 2-15851; Exhibit 2(b)-1, File No. 2-24680;
            Exhibit 2(c), File No. 2-36170; Exhibits 2(c) and 2(d), File
            No. 2-39975; Exhibit 2(d), File No. 2-43053; Exhibit 4(c)2 to
            Form 10-K, for December 31, 1989, File No. 1-7324; Exhibit 2(c), File No. 2-53765; Exhibit 2(e), File No. 2-55488; Exhibit 2(c),
            File No. 2-57013; Exhibit 2(c), File No. 2-58180; Exhibit 4(c)3 to Form 10-K for December 31, 1989, File No. 1-7324; Exhibit 2(e), File No. 2-60089; Exhibit 2(c), File No. 2-60777; Exhibit2(g),File No. 2-64521; Exhibit 2(h), File No. 2-66758; Exhibits 2(d) and
            2(e), File No. 2-69620; Exhibits 4(d) and 4(e), File No. 2-75634;
            Exhibit 4(d), File No. 2-78944; Exhibit 4(d), File No. 2-87532; Exhibits 4(c)4, 4(c)5 and 4(c)6 to Form 10-K for December 31,
            1989, File No. 1-7324; Exhibits 4(c)2 and 4(c)3 to Form 10-K for

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

10(a) La Cygne 2 Lease (Filed as Exhibit 10(a) to Form 10-K for the year I ended December 31, 1988, File No. 1-7324)

10(a) Amendment No. 3 to La Cygne 2 Lease Agreement dated as of SeptemberI 29, 1992 (Filed as Exhibit 10(b)1 to Form 10-K for the year ended December 31, 1992, File No. 1-7324)

10(b)       Outside Directors' Deferred Compensation Plan (Filed as Exhibit    I
            10(c) to the Form 10-K for the year ended December 31, 1993, File No. 1-7324)

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

                                         KANSAS GAS AND ELECTRIC COMPANY


March 28, 2000                        By      /s/ Ronald W. Holt
                                               Ronald W. Holt
                                               Chairman of the Board
                                               and President

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                       Title                      Date


 /s/ RONALD W. HOLT           Chairman of the Board and
    (Ronald W. Holt)          President (Principal Executive   March 28, 2000
                                 Officer)

 /s/ RICHARD D. TERRILL       Secretary, Treasurer and General
    (Richard D. Terrill)      Counsel (Principal Financial     March 28, 2000
                                 and Accounting Officer)

 /s/ JAMES A. MARTIN          Director                         March 28, 2000
    (James A. Martin)

 /s/ MARILYN B. PAULY         Director
    (Marilyn B. Pauly)

 /s/ RICHARD D. SMITH         Director
    (Richard D. Smith)