Form 10-Q
period 2000-03-31
KANSAS GAS & ELECTRIC CO /KS/
filed 2000-05-11
CIK 54496

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

          [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2000


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

           Class                                Outstanding at May 11, 2000
 Common Stock (No par value)                           1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                       KANSAS GAS AND ELECTRIC COMPANY
                                    INDEX



                                                                       Page

PART I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets                                             3

              Statements of Income                                       4

              Statements of Cash Flows                                   5

              Statements of Shareholder's Equity                         6

              Notes to Financial Statements                              7

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    10

     Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                            15

Part II.  Other Information

     Item 1.  Legal Proceedings                                         16

     Item 2.  Changes in Securities and Use of Proceeds                 16

     Item 3.  Defaults Upon Senior Securities                           16

     Item 4.  Submission of Matters to a Vote of Security Holders       16

     Item 5.  Other Information                                         16

     Item 6.  Exhibits and Reports on Form 8-K                          16

Signature                                                               17

                           KANSAS GAS AND ELECTRIC COMPANY
                                           BALANCE SHEETS
                                       (Dollars in Thousands)
                                             (Unaudited)
                                                                 March 31,      December 31,
                                                                   2000            1999

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .     $       37       $       37
  Accounts receivable (net) . . . . . . . . . . . . . . . .         58,910           67,751
  Advances to parent company (net). . . . . . . . . . . . .        131,060          111,206
  Inventories and supplies (net). . . . . . . . . . . . . .         44,638           46,179
  Prepaid expenses and other. . . . . . . . . . . . . . . .          9,358           19,103
    Total Current Assets. . . . . . . . . . . . . . . . . .        244,003          244,276

PROPERTY, PLANT AND EQUIPMENT (NET) . . . . . . . . . . . .      2,473,991        2,480,696

OTHER ASSETS:
  Regulatory assets . . . . . . . . . . . . . . . . . . . .        250,070          251,518
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         89,259           87,339
    Total Other Assets. . . . . . . . . . . . . . . . . . .        339,329          338,857

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     $3,057,323       $3,063,829


LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . .     $   73,824       $   76,995
  Accrued liabilities . . . . . . . . . . . . . . . . . . .         47,405           28,052
  Accrued income taxes. . . . . . . . . . . . . . . . . . .         77,300           70,878
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          7,110            6,616
    Total Current Liabilities . . . . . . . . . . . . . . .        205,639          182,541

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .        684,273          684,271
  Deferred income taxes and investment tax credits. . . . .        771,023          774,961
  Deferred gain from sale-leaseback . . . . . . . . . . . .        195,165          198,123
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         97,750          101,428
    Total Long-term Liabilities . . . . . . . . . . . . . .      1,748,211        1,758,783

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock, without par value,
       authorized and issued 1,000 shares . . . . . . . . .      1,065,634        1,065,634
  Retained earnings . . . . . . . . . . . . . . . . . . . .         37,839           56,871
    Total Shareholder's Equity. . . . . . . . . . . . . . .      1,103,473        1,122,505

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY  . . . . . . . .     $3,057,323       $3,063,829



The Notes to Financial Statements are an integral part of these statements.


                                 KANSAS GAS AND ELECTRIC COMPANY
                                      STATEMENTS OF INCOME
                                     (Dollars in Thousands)
                                           (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    2000           1999
SALES . . . . . . . . . . . . . . . . . . . . . . . . .          $  149,913     $  133,910

COST OF SALES . . . . . . . . . . . . . . . . . . . . .              38,262         25,749

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .             111,651        108,161

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .              48,433         39,137
  Depreciation and amortization . . . . . . . . . . . .              26,216         25,057
  Selling, general and administrative expense . . . . .              14,935         13,795
      Total Operating Expenses. . . . . . . . . . . . .              89,584         77,989

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .              22,067         30,172

OTHER INCOME (EXPENSE). . . . . . . . . . . . . . . . .              (1,254)        (1,255)

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . .              20,813         28,917

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .              11,533         11,453
  Interest expense on other . . . . . . . . . . . . . .                 828            809
      Total Interest Expense. . . . . . . . . . . . . .              12,361         12,262

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . .               8,452         16,655

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .               2,484          3,750

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .          $    5,968     $   12,905



The Notes to Financial Statements are an integral part of these statements.



                                 KANSAS GAS AND ELECTRIC COMPANY
                                    STATEMENTS OF CASH FLOWS
                                     (Dollars in Thousands)
                                           (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $    5,968     $   12,905
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .        26,216         25,057
  Amortization of gain from sale-leaseback. . . . . . . . . .        (2,957)        (2,958)
  Changes in working capital items:
    Accounts receivable (net) . . . . . . . . . . . . . . . .         8,841          8,754
    Inventories and supplies (net). . . . . . . . . . . . . .         1,542           (575)
    Prepaid expenses and other. . . . . . . . . . . . . . . .         9,745          7,862
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        (3,171)       (21,073)
    Accrued liabilities . . . . . . . . . . . . . . . . . . .        19,353         15,745
    Accrued income taxes. . . . . . . . . . . . . . . . . . .         6,422          8,252
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .           494            384
  Changes in other assets and liabilities . . . . . . . . . .       (17,503)        (7,636)
      Net cash flows from operating activities. . . . . . . .        54,950         46,717

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property plant and equipment (net) . . . . . .       (10,096)       (12,266)
      Net cash flows (used in) investing activities . . . . .       (10,096)       (12,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .          -              -
  Advances to parent company (net). . . . . . . . . . . . . .       (19,854)        (9,429)
  Retirements of long-term debt . . . . . . . . . . . . . . .          -               (20)
  Dividends to parent company . . . . . . . . . . . . . . . .       (25,000)       (25,000)
     Net cash flows (used in) financing activities. . . . . .       (44,854)       (34,449)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . .          -                 2

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . . .            37             41
  End of period . . . . . . . . . . . . . . . . . . . . . . .    $       37     $       43


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
   Interest on financing activities (net of amount
       capitalized) . . . . . . . . . . . . . . . . . . . . .    $    5,895     $    6,078
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .          -              -



The Notes to Financial Statements are an integral part of these statements.



                                 KANSAS GAS AND ELECTRIC COMPANY
                                STATEMENTS OF SHAREHOLDER'S EQUITY
                                      (Dollars in Thousands)
                                           (Unaudited)

                                                                     Three Months Ended
                                                                           March 31,
                                                                      2000         1999
Common Stock. . . . . . . . . . . . . . . . . . . . . . . . .      $1,065,634   $1,065,634

Retained Earnings:
  Beginning balance . . . . . . . . . . . . . . . . . . . . .          56,871       72,610
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .           5,968       12,905
  Dividends to parent company . . . . . . . . . . . . . . . .         (25,000)     (25,000)
Ending balance. . . . . . . . . . . . . . . . . . . . . . . .          37,839       60,515

Total Shareholder's Equity. . . . . . . . . . . . . . . . . .      $1,103,473   $1,126,149


The Notes to Financial Statements are an integral part of these statements.



                            KANSAS GAS AND ELECTRIC COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business:  Kansas Gas and Electric Company (the company,
KGE) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The company is engaged principally in the production, purchase, transmission, distribution, and sale of electricity. The company serves approximately 290,000 electric customers in southeastern Kansas. At March 31, 2000, the company had no employees. All employees are provided by the company's parent, Western Resources, which allocates costs to the company.

     The company owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). The company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities.

     The company's unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. These financial statements and notes should be read in conjunction with the financial statements and the notes included in the company's 1999 Annual Report on Form 10-K. The accounting and rates of the company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC).

     In management's opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

     New Pronouncements:  In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively. The company is currently evaluating commodity contracts and financial instruments to determine what, if any, effect adopting SFAS 133 might have on its financial statements. The company has not yet quantified all effects of adopting SFAS 133 on its financial statements; however, SFAS 133 could increase volatility in earnings and other comprehensive income. The company plans to adopt SFAS 133 as of January 1, 2001.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.

2.  CORPORATE RESTRUCTURING

     On March 28, 2000, Western Resources' board of directors approved the separation of its electric business (including the company) and non-electric utility businesses. The separation is currently expected to be effected through an offer to be made to shareholders prior to year end 2000. The offer will be described in materials furnished to Western Resources' shareholders. The impact on Western Resources' (and the company's) financial position and operating results cannot be determined until the final details of the offer are determined. Western Resources' goal is to complete the separation in the fourth quarter of 2000, but no assurance can be given that the separation will be completed by that time or at all.


3.  INCOME TAXES

     Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 29% for the three month period ended March 31, 2000, and 23% for the same period of 1999. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits and benefits from corporate-owned life insurance.


4.  RATE MATTERS AND REGULATION

     KCC Proceedings: On March 16, 2000, the Kansas Industrial Consumers (KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the KCC requesting an investigation of Western Resources' and the company's rates. The KIC alleges that these rates are not based on current costs. Western Resources filed a motion to dismiss the complaint on April 24, 2000. Western Resources and the company will continue to oppose this request vigorously.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the FERC against the company, alleging improper affiliate transactions between the company and KPL, a division of Western Resources. The City of Wichita is asking that FERC equalize the generation costs between the company and KPL, in addition to other matters. FERC has issued an order setting this matter for hearing and has referred the case to a settlement judge. The hearing has been suspended pending settlement discussions between the parties. The company believes that the City of Wichita's complaint is without merit and intends to defend against it vigorously.


5.  COMMITMENTS AND CONTINGENCIES

     Manufactured Gas Sites: The company has been associated with three former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. At March 31, 2000, the costs incurred for preliminary site investigation and risk assessment have been minimal.

     Decommissioning: On September 1, 1999, Wolf Creek submitted the 1999 Decommissioning Cost Study to the KCC for approval. The KCC approved the 1999 Decommissioning Cost Study on April 26, 2000. Based on the study, the company's share of Wolf Creek's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $631 million during the period 2025 through 2034, or approximately $221 million in 1999 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1999 of 26 years.

     For additional information on Commitments and Contingencies, see Note 2 to Consolidated Financial Statements in the company's 1999 Annual Report on
Form 10-K.


6.  SEGMENTS OF BUSINESS

     The company has segmented its business based on differences in products and services, production processes, and management responsibility. Based on this approach, the company has identified two reportable segments: electric operations and nuclear generation.

     Nuclear generation represents the company's 47% ownership in the Wolf Creek nuclear generating facility. This segment does not have any external sales.

     The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in the company's 1999 Annual Report on Form 10-K. The company evaluates segment performance based on earnings before interest and taxes.

Three Months Ended March 31, 2000:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)
External sales. . . $  149,913   $     -      $      -      $  149,913
Internal sales. . .       -          29,480       (29,480)        -
Earnings before
 interest and taxes     26,159       (5,346)         -          20,813
Interest expense. .                                             12,361
Earnings before
 income taxes . . .                                              8,452

Three Months Ended March 31, 1999:

                     Electric     Nuclear     Eliminating
                    Operations   Generation      Items        Total
                                  (Dollars in Thousands)
External sales. . . $  133,910   $     -      $      -      $  133,910
Internal sales. . .                  29,218       (29,218)        -
Earnings before
 interest and taxes     33,142       (4,225)         -          28,917
Interest expense. .                                             12,262
Earnings before
 income taxes . . .                                             16,655

                             KANSAS GAS AND ELECTRIC COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     In Management's Discussion and Analysis we explain the general financial condition and the operating results for the company. We explain:

      -  What factors impact our business
      - What our earnings and costs were for the three months ending March 31, 2000, and 1999
      -  Why these earnings and costs differed from period to period
      -  How our earnings and costs affect our overall financial condition
      - Any other items that particularly affect our financial condition or earnings

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1999 Annual Report on Form 10-K and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1999 Annual Report on Form 10-K.

Forward-Looking Statements

     Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest and dividends, environmental matters, changing weather, nuclear operations, accounting matters, and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing municipal, state and federal activities, such as the Wichita municipalization proceedings; future economic conditions; legislative and regulatory developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.

Corporate Restructuring

     On March 28, 2000, Western Resources' board of directors approved the separation of its electric utility business (including us) and non-electric utility businesses. The separation is currently expected to be effected through an offer to be made to shareholders prior to year end 2000. The offer will be described in materials furnished to Western Resources' shareholders. The impact on Western Resources' (and our) financial position and operating results cannot be determined until the final details of the offer are determined. Western Resources' goal is to complete the separation in the fourth quarter of 2000, but no assurance can be given that the separation will be completed by that time or at all.


OPERATING RESULTS

     The following discussion explains significant changes in operating results between the three months ended March 31, 2000, and March 31, 1999. Net income for the three months ended March 31, 2000, decreased $7 million compared to the same period for 1999 mostly due to higher purchased power expense, losses from system hedging transactions, and higher costs associated with the dispatching of electric power discussed below.

     Sales: The following table reflects the increases/(decreases) in sales volumes for the three months ended March 31, 2000, from the comparable periods of 1999.

                                     2000           1999         % Change
                                        (Thousands of Megawatthours)
     Residential . . . . . . .        587            570            3.0 %
     Commercial. . . . . . . .        555            540            2.9 %
     Industrial. . . . . . . .        819            829           (1.2)%
     Other . . . . . . . . . .         63            122          (48.6)%
       Total retail. . . . . .      2,024          2,060           (1.8)%
     System hedging. . . . . .        321           -                -
     Wholesale . . . . . . . .        710            319          122.7 %
       Total . . . . . . . . .      3,055          2,379           28.4 %

     Sales increased 12%, or $16 million, due to higher wholesale sales volumes to wholesale customer within our service territory. The wholesale sales volumes increased due to increased wholesale market opportunities and greater system availability, allowing us to sell more electricity to wholesale customers than we did in 1999. The increased wholesale market opportunities are due to a larger trading operation and increased involvement in the market for our system.

     Cost of Sales: Items included in energy cost of sales are fuel expense and purchased power expense (electricity we purchase from others for resale and hedging transactions for our system).

     Total cost of sales increased approximately $13 million. The increase was primarily due to an increase in fuel and purchased power costs associated with a scheduled generating station outage. Additionally, system hedging transactions made to benefit our system contributed to the increase in the cost of sales.

     At certain times, we enter into transactions to reduce exposure relative to the volatility of cash market prices. The system hedging sales discussed above represent the settlement of such transactions. During the first quarter of 1999, we had no material system hedging transactions. However, during the last quarter of 1999, hedging transactions were entered into in order to maintain system reliability in the event of any Year 2000 problems. These hedging transactions were settled during the first quarter of 2000. These transactions resulted in a loss of approximately $0.5 million.

     Gross Profit: Total gross profit increased 3%, or $3 million, primarily due to higher wholesale sales.

     Operating and Maintenance Expense: Total operating and maintenance expense increased $9 million. This increase is primarily due to an increase in costs associated with the dispatching of electric power and increased maintenance costs due to a planned outage at one of our generating units.

     Income Taxes: Income tax expense decreased approximately $1 million, or 34%, due to lower earnings before income taxes.

Business Segments

     We have segmented our business based on differences in products and services, production processes, and management responsibility. Based on this approach, we have identified two reportable segments: electric operations and nuclear generation.

Electric Operations

                                           Three Months Ended
                                                March 31,
                                             2000       1999
                                         (Dollars in Thousands)
             External sales  . . . . .     $149,913   $133,910
             EBIT  . . . . . . . . . .       26,159     33,142

     External sales reflect power produced for sale to wholesale and retail customers. The increase in external sales is due to higher wholesale sales volumes within in our service territory. EBIT is lower primarily because of higher purchased power expense, losses from system hedging transactions, and higher costs associated with the dispatching of electric power.

Nuclear Generation

                                           Three Months Ended
                                                March 31,
                                             2000       1999
                                         (Dollars in Thousands)
             Internal sales. . . . . .     $ 29,480   $ 29,218
             EBIT. . . . . . . . . . .       (5,346)    (4,225)

     Nuclear Generation has no external sales because it provides all of its power to its co-owners Kansas City Power and Light Company, Kansas Electric Power Cooperative, Inc., and us. Internal sales include the internal transfer price that Nuclear Generation charges electric operations. The amounts in the table above are our 47% share of Wolf Creek's operating results. EBIT is negative because internal sales are less than Wolf Creek's costs. Internal sales and EBIT did not materially change because there were no Wolf Creek outages in either period.

LIQUIDITY AND CAPITAL RESOURCES

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

     Standard & Poor's Ratings Group (S&P), Fitch Investors Service (Fitch) and Moody's Investors Service (Moody's) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal on these securities. On March 29, 2000, S&P, Moody's and Fitch lowered the credit ratings of the company.

     As of May 9, 2000, Western Resources' and our ratings with these agencies were as follows:

                        Western                             KGE's
                       Resources'   Western      KGE's      Senior
                       Mortgage   Resources'   Mortgage    Unsecured
                         Bond     Unsecured     Bond        Debt
        Rating Agency    Rating      Debt       Rating      Rating
           S&P            BBB-        BB-        BB+         BB-
           Fitch          BB+         BB         BB+         BB
           Moody's        Ba1         Ba2        Ba1         -


OTHER INFORMATION

Electric Utility

     City of Wichita Proceeding: In December 1999, the Wichita, Kansas, City Council authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace us as the supplier of electricity in Wichita. Our rates are currently 7% below the national average for retail customers. The average rates charged to retail customers in territories served by Western Resources' KPL division are 19% lower than our rates. Customers within the Wichita metropolitan area account for approximately 56% of our total energy sales. We have an exclusive franchise with the City of Wichita to provide retail electric service that expires March 2002. Under Kansas law, KGE will continue to have the exclusive right to serve the customers in Wichita following the expiration of the franchise, assuming the system is not municipalized. See also "FERC Proceedings" below regarding a complaint filed with FERC against us by the City of Wichita.

     KCC Proceedings: On March 16, 2000, the Kansas Industrial Consumers (KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the Kansas Corporation Commission (KCC) requesting an investigation of Western Resources' and our rates. The KIC alleges that these rates are not based on current costs. Western Resources filed a motion on April 24, 2000 to dismiss the complaint. Western Resources and we will continue to oppose this request vigorously.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the FERC against us, alleging improper affiliate transactions between KPL, a division of Western Resources and us. The City of Wichita is asking that FERC equalize the generation costs between the company and KPL, in addition to other matters. FERC has issued an order setting this matter for hearing and has referred the case to a settlement judge. The hearing has been suspended pending settlement discussions between the parties. We believe that the City of Wichita's complaint is without merit and intend to defend against it vigorously.

     Nuclear Decommissioning: On September 1, 1999, Wolf Creek submitted the 1999 Decommissioning Cost Study to the KCC for approval. The KCC approved the 1999 Decommissioning Cost Study on April 26, 2000. Based on the study, our share of Wolf Creek's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $631 million during the period 2025 through 2034, or approximately $221 million in 1999 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1999 of 26 years.

     Market Risk: We have not experienced any significant changes in our exposure to market risk since December 31, 1999. For additional information on our market risk, see our Form 10-K dated December 31, 1999.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to market risk disclosure is set forth in Other Information of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.























                        KANSAS GAS AND ELECTRIC COMPANY
                          Part II Other Information


Item 1.  Legal Proceedings
         See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Exhibit 12  -  Computation of Ratio of Earnings to Fixed Charges
                          for Three Months Ended March 31, 2000 (filed electronically)

         Exhibit 27  -  Financial Data Schedule (filed electronically)

   (b)   Reports on Form 8-K:

         None

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KANSAS GAS AND ELECTRIC COMPANY


Date    May 11, 2000                 By     /s/ Richard D. Terrill
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel