Form 10-Q
period 2000-06-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2000-08-14
CIK 54496

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

        [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended June 30, 2000
                                           -------------


        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                     Commission file number 1-7324
                                            ------

                        KANSAS GAS AND ELECTRIC COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           KANSAS                                      48-1093840
-------------------------------                     -----------------
(State or other jurisdiction of                     (I.R.S.  Employer
incorporation or organization)                      Identification No.)

                            P.O. BOX 208
                        WICHITA, KANSAS  67201
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

                        Yes   X      No  _____
                            -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at August 14, 2000
   ---------------------------                -------------------------------
   Common Stock (No par value)                         1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                   KANSAS GAS AND ELECTRIC COMPANY
                              INDEX


                                                                      Page
                                                                      ----
PART I.  Financial Information

    Item 1.  Financial Statements

            Balance Sheets                                              4

            Statements of Income                                      5 - 6

            Statements of Cash Flows                                    7

            Statements of Shareholder's Equity                          8

            Notes to Financial Statements                               9

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       13

    Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                               18

Part II.  Other Information

    Item 1.  Legal Proceedings                                         19

    Item 2.  Changes in Securities and Use of Proceeds                 19

    Item 3.  Defaults Upon Senior Securities                           19

    Item 4.  Submission of Matters to a Vote of Security Holders       19

    Item 5.  Other Information                                         19

    Item 6.  Exhibits and Reports on Form 8-K                          19

Signature                                                              20

                         KANSAS GAS AND ELECTRIC COMPANY

                           FORWARD-LOOKING STATEMENTS


     Certain matters discussed in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest and dividends, environmental matters, changing weather, nuclear operations, accounting matters, and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing municipal, state and federal activities, such as the Wichita municipalization proceedings; future economic conditions; legislative and regulatory developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.

                        KANSAS GAS AND ELECTRIC COMPANY
                                 BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            2000        1999
                                                         ----------  ----------

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents ...........................   $       39   $       37
 Accounts receivable (net) ...........................       74,601       67,751
 Advances to parent company (net) ....................      117,930      111,206
 Inventories and supplies (net) ......................       43,274       46,179
 Prepaid expenses and other ..........................       42,987       19,103
                                                         ----------   ----------
  Total Current Assets ...............................      278,831      244,276
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT (NET) ..................    2,472,756    2,480,696
                                                         ----------   ----------

OTHER ASSETS:
 Regulatory assets ...................................      248,657      251,518
 Other ...............................................       91,143       87,339
                                                         ----------   ----------
  Total Other Assets .................................      339,800      338,857
                                                         ----------   ----------

TOTAL ASSETS .........................................   $3,091,387   $3,063,829
                                                         ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable ...................................   $   92,728   $   76,995
  Accrued liabilities ................................       37,727       28,052
  Accrued income taxes ...............................       86,039       70,878
  Other ..............................................        7,105        6,616
                                                         ----------   ----------
    Total Current Liabilities ........................      223,599      182,541
                                                         ----------   ----------

LONG-TERM LIABILITIES:
  Long-term debt (net) ...............................      684,304      684,271
  Deferred income taxes and investment tax credits ...      765,973      774,961
  Deferred gain from sale-leaseback ..................      192,208      198,123
  Other ..............................................      123,823      101,428
                                                         ----------   ----------
    Total Long-term Liabilities ......................    1,766,308    1,758,783
                                                         ----------   ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock, without par value,
       authorized and issued 1,000 shares ............    1,065,634    1,065,634
  Retained earnings ..................................       35,846       56,871
                                                         ----------   ----------
    Total Shareholder's Equity .......................    1,101,480    1,122,505
                                                         ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ...........   $3,091,387   $3,063,829
                                                         ==========   ==========


The Notes to Financial Statements are an integral part of these statements.

                      KANSAS GAS AND ELECTRIC COMPANY
                          STATEMENTS OF INCOME
                         (Dollars in Thousands)
                             (Unaudited)

                                                   Three Months Ended
                                                        June 30,
                                                  ---------------------
                                                    2000        1999
                                                  --------    --------
SALES..........................................   $164,967    $147,170

COST OF SALES..................................     42,392      39,847
                                                  --------    --------

GROSS PROFIT...................................    122,575     107,323
                                                  --------    --------

OPERATING EXPENSES:
  Operating and maintenance expense............     37,729      35,409
  Depreciation and amortization................     26,425      25,187
  Selling, general and administrative expense..     12,715      14,992
                                                  --------    --------
      Total Operating Expenses.................     76,869      75,588
                                                  --------    --------

INCOME FROM OPERATIONS.........................     45,706      31,735
                                                  --------    --------

OTHER INCOME (EXPENSE).........................       (629)       (318)
                                                  --------    --------

EARNINGS BEFORE INTEREST AND TAXES.............     45,077      31,417
                                                  --------    --------

INTEREST EXPENSE:
  Interest expense on long-term debt...........     11,552      11,451
  Interest expense on other....................        829       1,165
                                                  --------    --------
      Total Interest Expense...................     12,381      12,616
                                                  --------    --------

EARNINGS BEFORE INCOME TAXES...................     32,696      18,801

INCOME TAXES...................................      9,689       4,731
                                                  --------    --------

NET INCOME.....................................   $ 23,007    $ 14,070
                                                  ========    ========


The Notes to Financial Statements are an integral part of these statements.

                      KANSAS GAS AND ELECTRIC COMPANY
                          STATEMENTS OF INCOME
                         (Dollars in Thousands)
                             (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                 ----------------------
                                                    2000        1999
                                                  --------    --------
SALES..........................................   $314,880    $281,080

COST OF SALES..................................     81,220      70,363
                                                  --------    --------

GROSS PROFIT...................................    233,660     210,717
                                                  --------    --------

OPERATING EXPENSES:
  Operating and maintenance expense............     85,596      69,779
  Depreciation and amortization................     52,641      50,244
  Selling, general and administrative expense..     27,650      28,787
                                                  --------    --------
      Total Operating Expenses.................    165,887     148,810
                                                  --------    --------

INCOME FROM OPERATIONS.........................     67,773      61,907
                                                  --------    --------

OTHER INCOME (EXPENSE).........................     (1,884)     (1,573)
                                                  --------    --------

EARNINGS BEFORE INTEREST AND TAXES.............     65,889      60,334
                                                  --------    --------

INTEREST EXPENSE:
  Interest expense on long-term debt...........     23,085      22,904
  Interest expense on other....................      1,656       1,974
                                                  --------    --------
      Total Interest Expense...................     24,741      24,878
                                                  --------    --------

EARNINGS BEFORE INCOME TAXES...................     41,148      35,456

INCOME TAXES...................................     12,173       8,481
                                                  --------    --------

NET INCOME.....................................   $ 28,975    $ 26,975
                                                  ========    ========


The Notes to Financial Statements are an integral part of these statements.

                      KANSAS GAS AND ELECTRIC COMPANY
                        STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                             (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                                 --------------------
                                                                   2000       1999
                                                                 --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................   $  28,975    $  26,975
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization ............................      52,641       50,244
  Amortization of gain from sale-leaseback .................      (5,914)      (5,914)
  Changes in working capital items:
    Accounts receivable (net) ..............................      (6,850)       1,737
    Inventories and supplies (net) .........................       2,905       (2,237)
    Prepaid expenses and other .............................     (23,884)     (19,337)
    Accounts payable .......................................      15,733       (1,738)
    Accrued liabilities ....................................       9,675        6,962
    Accrued income taxes ...................................      15,161       13,693
    Other ..................................................         489          593
  Changes in other assets and liabilities ..................      17,447        6,701
                                                               ---------    ---------
      Net cash flows from operating activities .............     106,378       77,679
                                                               ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property plant and equipment (net) ..........     (49,652)     (27,662)
                                                               ---------    ---------
      Net cash flows (used in) investing activities ........     (49,652)     (27,662)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances to parent company (net) .........................      (6,724)          (2)
  Retirements of long-term debt ............................        --            (20)
  Dividends to parent company ..............................     (50,000)     (50,000)
                                                               ---------    ---------
     Net cash flows (used in) financing activities .........     (56,724)     (50,022)
                                                               ---------    ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ................           2           (5)

CASH AND CASH EQUIVALENTS:
  Beginning of period ......................................          37           41
                                                               ---------    ---------
  End of period ............................................   $      39    $      36
                                                               =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized) ...........................................   $  61,690    $  55,506
  Income taxes .............................................       6,000         --



The Notes to Financial Statements are an integral part of these statements.

                      KANSAS GAS AND ELECTRIC COMPANY
                     STATEMENTS OF SHAREHOLDER'S EQUITY
                          (Dollars in Thousands)
                             (Unaudited)


                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                 ------------------------  -----------------------
                                     2000         1999         2000         1999
                                 ----------   ----------   ----------   ----------
Common Stock...................  $1,065,634   $1,065,634   $1,065,634   $1,065,634
                                 ----------   ----------   ----------   ----------

Retained Earnings:
  Beginning balance............      37,839       60,515       56,871       72,610
  Net income...................      23,007       14,070       28,975       26,975
  Dividends to parent company..     (25,000)     (25,000)     (50,000)     (50,000)
                                 ----------   ----------   ----------   ----------
  Ending balance...............      35,846       49,585       35,846       49,585
                                 ----------   ----------   ----------   ----------

Total Shareholder's Equity.....  $1,101,480   $1,115,219   $1,101,480   $1,115,219
                                 ==========   ==========   ==========   ==========


The Notes to Financial Statements are an integral part of these statements.

                         KANSAS GAS AND ELECTRIC COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business:  Kansas Gas and Electric Company (the company or
KGE) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The company is engaged principally in the production, purchase, transmission, distribution, and sale of electricity and serves approximately 290,000 electric customers in southeastern Kansas. At June 30, 2000, the company had no employees. All employees are provided by the company's parent, Western Resources, which allocates costs to the company.

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

     In management's opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

2.  CORPORATE RESTRUCTURING

     On March 28, 2000, Western Resources' board of directors approved the separation of its electric utility business (including the company) and non-electric utility businesses. On May 18, 2000, Western Resources announced that its board of directors had authorized management to explore strategic alternatives for the electric utility business. Western Resources announced that its management currently expects to identify a strategic partner for its electric utility business prior to year end. The impact of these transactions on the company's financial position and operating results cannot be determined until the final terms and timing of the transactions are determined. The company can give no assurance as to whether or when the separation or the strategic transaction may occur.


3.  INCOME TAXES

     Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 30% for the three and six month periods ended June 30, 2000, 25% for the three month period of 1999, and 24% for the six month period of 1999. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits and benefits from corporate-owned life insurance.

4.  RATE MATTERS AND REGULATION

     City of Wichita Proceeding: In December 1999, the City Council of Wichita, Kansas, authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace the company as the supplier of electricity in Wichita. In 1999, the company's rates were 5% below the national average for retail customers and the average rates charged to retail customers in territories served by Western Resources' KPL division were 19% lower than the company's rates. Customers within the Wichita metropolitan area account for approximately 56% of the company's total sales. The company has an exclusive franchise with the City of Wichita to provide retail electric service that expires March 2002. Under Kansas law, the company will continue to have the exclusive right to serve the customers in Wichita following the expiration of the franchise, assuming the system is not municipalized. See also "FERC Proceedings" below regarding a complaint filed with FERC against the company by the City of Wichita.

     KCC Proceedings: On March 16, 2000, the Kansas Industrial Consumers (KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the KCC requesting an investigation of Western Resources' and the company's rates. The KIC alleges that these rates are not based on current costs. Western Resources, the company and the KCC staff reached an agreement on August 8, 2000, for Western Resources and the company to file a rate case on or before November 25, 2000. As a result, on August 8, 2000, Western Resources, KGE and the KCC Staff filed a motion with the KCC to approve the agreement and requested an order disposing of the KIC complaint.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the FERC against the company, alleging improper affiliate transactions between KPL, a division of Western Resources, and the company. The City of Wichita is asking that the FERC equalize the generation costs between the company and KPL, in addition to other matters. The FERC has issued an order setting this matter for hearing and has referred the case to a settlement judge. The hearing has been suspended pending settlement discussions between the parties. These settlement talks continue with additional discussions scheduled to be held before the settlement judge in early September 2000. The company believes that the City of Wichita's complaint is without merit and intends to defend against it vigorously.


5.  COMMITMENTS AND CONTINGENCIES

     Manufactured Gas Sites: The company has been associated with three former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. At June 30, 2000, the costs incurred for preliminary site investigation and risk assessment have been minimal.

     Decommissioning: On September 1, 1999, Wolf Creek submitted the 1999 Decommissioning Cost Study to the KCC for approval. The KCC approved the 1999

Decommissioning Cost Study on April 26, 2000. Based on the study, the company's share of Wolf Creek's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $631 million during the period 2025 through 2034, or approximately $221 million in 1999 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1999 of 26 years. On May 26, 2000, the company filed an application with the KCC requesting approval of the funding of the company's decommissioning trust on this basis.

     For additional information on Commitments and Contingencies, see Note 2 to Consolidated Financial Statements in the company's 1999 Annual Report on Form 10-K.


6.  DEBT

     The company does not maintain independent short-term credit facilities and relies on Western Resources for short-term cash needs. If Western Resources is unable to borrow under its credit facilities, the company could have a short-term liquidity issue which could require it to obtain a credit facility for its short-term cash needs.

     On June 28, 2000, Western Resources entered into a $600 million, multi-year term loan that replaced two revolving credit facilities which matured on June 30, 2000. The term loan is secured by our first mortgage bonds, as well as Western Resources' first mortgage bonds, and has a maturity date of March 17, 2003.

     Western Resources also has an arrangement with certain banks to provide a revolving credit facility on a committed basis totaling $500 million. The facility is secured by our first mortgage bonds, as well as Western Resources' first mortgage bonds, and expires on March 17, 2003.

     For additional information on financial arrangements, see Note 8 to Financial Statements of this report.


7.  SEGMENTS OF BUSINESS

     The company has segmented its business based on differences in products and services, production processes, and management responsibility. Based on this approach, the company has identified two reportable segments: Electric Operations and Nuclear Generation.

     Nuclear Generation represents the company's 47% ownership in the Wolf Creek Nuclear Generating facility. This segment has only internal sales because it provides all of its power to its co-owners.

     The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in the company's 1999 Annual Report on Form 10-K. The company evaluates segment performance based on earnings before interest and taxes.

Three Months Ended June 30, 2000:


                                                            Electric             Nuclear              Eliminating
                                                           Operations           Generation              Items                 Total
                                                           ----------           ----------              -----                 -----
                                                                                     (Dollars in Thousands)
External sales ...............................             $164,967             $   --                $   --                $164,967
Internal sales ...............................                 --                 29,313               (29,313)                 --
Earnings before
 interest and taxes ..........................               47,935               (2,858)                 --                  45,077
Interest expense .............................                                                                                12,381
Earnings before
 income taxes ................................                                                                                32,696

Three Months Ended June 30, 1999:

                                                            Electric             Nuclear              Eliminating
                                                           Operations           Generation              Items                 Total
                                                           ----------           ----------              -----                 -----
                                                                                     (Dollars in Thousands)
External sales ................................             $147,170             $   --                $   --               $147,170
Internal sales ................................                                    20,598              (20,598)                  --
Earnings before
 interest and taxes ...........................               45,531              (14,114)                 --                 31,417
Interest expense ..............................                                                                               12,616
Earnings before
income taxes ..................................                                                                               18,801



Six Months Ended June 30, 2000:
                                                            Electric             Nuclear              Eliminating
                                                           Operations           Generation              Items                 Total
                                                           ----------           ----------              -----                 -----
                                                                                     (Dollars in Thousands)
External sales ...............................             $314,880             $   --                $   --                $314,880
Internal sales ...............................                 --                 58,793               (58,793)                 --
Earnings before
 interest and taxes ..........................               74,093               (8,204)                 --                  65,889
Interest expense .............................                                                                                24,741
Earnings before
 income taxes ................................                                                                                41,148


Six Months Ended June 30, 1999:
                                                            Electric             Nuclear              Eliminating
                                                           Operations           Generation              Items                 Total
                                                           ----------           ----------              -----                 -----
                                                                                     (Dollars in Thousands)
External sales ...............................             $281,080             $   --                $   --                $281,080
Internal sales ...............................                 --                 49,816               (49,816)                 --
Earnings before
 interest and taxes ..........................               75,673              (15,339)                 --                  60,334
Interest expense .............................                                                                                24,878
Earnings before
income taxes .................................                                                                                35,456


8.  SUBSEQUENT EVENTS

     On July 28, 2000, Western Resources and the company entered into an agreement to sell, on an ongoing basis, all of their accounts receivable arising from the sale of electricity to WR Receivables Corporation, a special purpose entity wholly owned by Western Resources. The agreement expires on July 26, 2001, and is annually renewable upon agreement by both parties. The special purpose entity has sold and, subject to certain conditions, may from time to time sell, up to $125 million (and upon request, subject to certain conditions, up to $175 million) of an undivided fractional ownership interest in the pool of receivables to a third-party, multi-seller receivables funding entity affiliated with a lender. Aggregate proceeds of approximately $115 million were received by Western Resources and the company on the date of sale, of which approximately $47 million were received by the company.

                   KANSAS GAS AND ELECTRIC COMPANY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


INTRODUCTION

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1999 Annual Report on Form 10-K and should be read in conjunction with that report. In this section we discuss the general financial condition and the operating results for Kansas Gas and Electric Company (the company). We explain:

     -  What factors impact our business
     - What our earnings and costs were for the three and six month periods ending June 30, 2000, and 1999
     -  Why these earnings and costs differed from period to period
     -  How our earnings and costs affect our overall financial condition
     - Any other items that particularly affect our financial condition or earnings.


CORPORATE RESTRUCTURING AND STRATEGIC ALTERNATIVES

     On March 28, 2000, Western Resources' board of directors approved the separation of its electric utility business (including KGE) and non-electric utility businesses. On May 18, 2000, Western Resources announced that its board of directors had authorized its management to explore strategic alternatives for its electric utility business. Western Resources' management currently expects to identify a strategic partner for its electric utility business prior to year end. The impact of these transactions on our financial position and operating results cannot be determined until the final terms and timing of the transactions are determined. The company can give no assurance as to whether or when the separation or the strategic transaction may occur.


OPERATING RESULTS

General

     Three Months Ended June 3O, 2OOO, Compared to Three Months Ended June 3O, 1999: Net income increased $8.9 million. Total gross profit increased $15.3 million, or 14%. These increases are due primarily to a 15% increase in residential sales volumes. Our service territory experienced warmer weather causing a 26% increase in cooling-degree days. In addition, wholesale sales increased 64% because we increased our involvement in the traditional wholesale market, Wolf Creek Generating Station (Wolf Creek) did not have a refueling outage as it did during 1999, and we had increased availability of our other generating units.


     Six Months Ended June 3O, 2OOO, Compared to Six Months Ended June 3O, 1999:
Net income increased $2.0 million. Total gross profit increased $22.9 million, or 11%. These increases are due primarily to increased wholesale sales volumes. Wholesale sales volumes were up 90% due to increased involvement in the traditional wholesale market and because of our increased generating unit availability as discussed above.

     Offsetting the increase in sales was an increase of $10.9 million in cost of sales primarily due to increased purchased power and fuel expenses.

Sales

     The following table reflects the increases/(decreases) in electric sales volumes for the three and six months ended June 30, 2000, from the comparable periods of 1999.


Three Months Ended June 30,
                                    2000   1999  % Change
                                   -----  -----  --------
                                 (Thousands of Megawatthours)
 Residential.....................    653    567     15.1 %
 Commercial......................    614    586      4.8 %
 Industrial......................    904    870      3.9 %
 Other...........................     10     11     (1.3)%
                                   -----  -----     -----
  Total retail...................  2,181  2,034      7.2 %
 Wholesale.......................    669    408     63.9 %
                                   -----  -----     -----
  Total..........................  2,850  2,442     16.7 %
                                   =====  =====     =====


Six Months Ended June 30,
                                    2000   1999  % Change
                                   -----  -----  --------
                                (Thousands of Megawatthours)
 Residential.....................  1,240  1,136      9.1 %
 Commercial......................  1,169  1,125      3.9 %
 Industrial......................  1,723  1,699      1.4 %
 Other...........................     22     23     (2.4)%
                                   -----  -----     -----
  Total retail...................  4,154  3,983      4.3 %
 Wholesale.......................  1,379    727     89.7 %
                                   -----  -----     -----
  Total..........................  5,533  4,710     17.5 %
                                   =====  =====     =====

Business Segments

     Our business is segmented based on differences in products and services, production processes, and management responsibility. Based on this approach, we have identified two reportable segments: Electric Operations and Nuclear Generation.

     The following table reflects key information for our business segments.


                             Three Months Ended     Six Months Ended
                                  June 30,              June 30,
                            --------------------  --------------------
                              2000       1999       2000       1999
                            --------   --------   --------   --------
                                       (Dollars in Thousands)
Electric Operations:
 External sales...........  $164,967   $147,170   $314,880   $281,080
 EBIT.....................    47,935     45,531     74,093     75,673

Nuclear Generation: (1)
 Internal sales...........  $ 29,313   $ 20,598   $ 58,793   $ 49,816
 EBIT.....................    (2,858)   (14,114)    (8,204)   (15,339)

  (1) Our 47% share of Wolf Creek's operating results.

Electric Operations

     Three Months Ended June 3O, 2OOO, Compared to Three Months Ended June 3O, 1999: External sales consist of the power produced and purchased for sale to wholesale and retail customers. External sales increased $17.8 million primarily due to higher residential and wholesale sales volumes as discussed above. Total cost of sales increased approximately $2.5 million, primarily due to increased purchased power and fossil fuel expenses. Earnings before interest and taxes (EBIT) increased $2.4 million due to the higher sales.

     Six Months Ended June 3O, 2OOO, Compared to Six Months Ended June 3O, 1999:
External sales increased $33.8 million primarily due to 90% higher wholesale sales volumes and the addition of a significant number of system hedging transactions entered into to reduce exposure relative to the volatility of cash market prices. The increase in wholesale sales was primarily attributable to our increased involvement in the traditional wholesale market and because of our increased generating unit availability.

     While sales increased, EBIT is lower due to a higher cost of sales of $10.9 million. We had higher purchased power expense primarily due to the addition of a significant number of system hedging transactions. The system hedging sales, discussed above, and the corresponding cost of sales, resulted in a net system hedging loss of approximately $1.5 million because the cost of settling the hedging transactions exceeded premiums from the related sales. In addition to the increased purchased power expense, fossil fuel expense increased primarily due to increased production to support the increased sales.

Nuclear Generation

     Nuclear Generation has only internal sales because it provides all of its power to its co-owners: Kansas City Power and Light Company, Kansas Electric Power Cooperative, Inc., and us. We own 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). Internal sales are priced at the internal transfer price that Nuclear Generation charges to us. EBIT is negative because internal sales are less than Wolf Creek's costs.

     Internal sales and EBIT improved for the three and six months ended June 30, 2000, compared to the same periods in 1999, because Wolf Creek has had no outages in the six months ended June 30, 2000. During the second quarter of 1999, Wolf Creek had a 36-day scheduled refueling and maintenance outage.

     Wolf Creek has a scheduled refueling and maintenance outage approximately every 18 months. During an outage, Wolf Creek produces no power. The next outage is scheduled in September 2000. At that time, internal sales, EBIT and nuclear fuel expense are expected to decrease.

Income Taxes

     Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 30% for the three and six month periods ended June 30, 2000, 25% for the three month period of 1999, and 24% for the six month period of 1999. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits and benefits from corporate-owned life insurance.

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

     On June 28, 2000, Western Resources entered into a $600 million, multi-year term loan that replaced two revolving credit facilities which matured on June 30, 2000. The term loan is secured by our first mortgage bonds, as well as Western Resources' first mortgage bonds, and has a maturity date of March 17, 2003.

     Western Resources also has an arrangement with certain banks to provide a revolving credit facility on a committed basis totaling $500 million. The facility is secured by our first mortgage bonds, as well as Western Resources' first mortgage bonds, and expires on March 17, 2003.

     On July 28, 2000, Western Resources and the company entered into an agreement to sell, on an ongoing basis, all of their accounts receivable arising from the sale of electricity to WR Receivables Corporation, a special purpose entity wholly owned by Western Resources. The agreement expires on July 26, 2001, and is annually renewable upon agreement by both parties. The special purpose entity has sold and, subject to certain conditions, may from time to time sell, up to $125 million (and upon request, subject to certain conditions, up to $175 million) of an undivided fractional ownership interest in the pool of receivables to a third-party, multi-seller receivables funding entity affiliated with a lender. Aggregate proceeds of approximately $115 million were received by Western Resources and the company on the date of sale, of which approximately $47 million were received by us.

OTHER INFORMATION

Electric Utility

     City of Wichita Proceeding: In December 1999, the City Council of Wichita, Kansas, authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace us as the supplier of electricity in Wichita. In 1999, our rates were 5% below the national average for retail customers and the average rates charged to retail customers in territories served by Western Resources' KPL division were 19% lower than our rates. Customers within the Wichita metropolitan area account for approximately 56% of our total energy sales. We have an exclusive franchise with the City of Wichita to provide retail electric service that expires March 2002. Under Kansas law, we will continue to have the exclusive right to serve the customers in Wichita following the expiration of the franchise, assuming the system is not municipalized. See also "FERC Proceedings" below regarding a complaint filed with FERC against us by the City of Wichita.

     KCC Proceeding: On March 16, 2000, the Kansas Industrial Consumers (KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the Kansas Corporation Commission (KCC) requesting an investigation of Western Resources' and our rates. The KIC alleges that these rates are not based on current costs. Western Resources, KGE and the KCC staff reached an agreement on August 8, 2000, for Western Resources and the company to file a rate case on or before November 25, 2000. As a result, on August 8, 2000, Western Resources, the company and the KCC Staff filed a motion with the KCC to approve the agreement and requested an order disposing of the KIC complaint.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the FERC against us, alleging improper affiliate transactions between KPL, a division of Western Resources, and us. The City of Wichita is asking that the FERC equalize the generation costs between the company and KPL, in addition to other matters. The FERC has issued an order setting this matter for hearing and has referred the case to a settlement judge. The hearing has been suspended pending settlement discussions between the parties. These settlement talks continue with additional discussions scheduled to be held before the settlement judge in early September 2000. We believe that the City of Wichita's complaint is without merit and intend to defend against it vigorously.



     Nuclear Decommissioning: On September 1, 1999, Wolf Creek submitted the 1999 Decommissioning Cost Study to the KCC for approval. The KCC approved the 1999 Decommissioning Cost Study on April 26, 2000. Based on the study, our share of Wolf Creek's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $631 million during the period 2025 through 2034, or approximately $221 million in 1999 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1999 of 26 years. On May 26, 2000, we filed an application with the KCC requesting approval of the funding of our decommissioning trust on this basis.


     Market Risk: We have not experienced any significant changes in our exposure to market risk since December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     Information relating to the market risk disclosure is set forth in Other Information of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

                   KANSAS GAS AND ELECTRIC COMPANY
                      Part II Other Information


Item 1. Legal Proceedings
        -----------------

        See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

        None

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

  (a)   Exhibits:

        Exhibit 27 - Financial Data Schedule (filed electronically)

  (b)   Reports on Form 8-K:

        None

                             SIGNATURE
                             ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KANSAS GAS AND ELECTRIC COMPANY


Date    August 14, 2000              By     /s/ Richard D. Terrill
    -----------------------             ----------------------------------
                                                Richard D. Terrill
                                            Secretary, Treasurer and
                                                 General Counsel