Form 10-Q
period 2000-09-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2000-11-14
CIK 54496

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

        [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 2000
                                           ------------------


        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to
                                           --------    --------

                         Commission file number 1-7324
                                                ------

                        KANSAS GAS AND ELECTRIC COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          KANSAS                                          48-1093840
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation or organization)                        Identification No.)

                                 P.O. BOX 208
                            WICHITA, KANSAS  67201
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

                        Yes   X      No
                            -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                           Outstanding at November 13, 2000
---------------------------             --------------------------------
Common Stock (No par value)                       1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                   KANSAS GAS AND ELECTRIC COMPANY
                              INDEX


                                                                    Page
                                                                    ----

PART I.  Financial Information

    Item 1.  Financial Statements

             Balance Sheets                                           4

             Statements of Income                                   5 - 6

             Statements of Cash Flows                                 7

             Statements of Shareholder's Equity                       8

             Notes to Financial Statements                            9

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  14

    Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                          21

Part II.  Other Information

    Item 1.  Legal Proceedings                                       22

    Item 2.  Changes in Securities and Use of Proceeds               22

    Item 3.  Defaults Upon Senior Securities                         22

    Item 2.  Submission of Matters to a Vote of Security Holders     22

    Item 5.  Other Information                                       22

    Item 6.  Exhibits and Reports on Form 8-K                        22

Signature                                                            23

                        KANSAS GAS AND ELECTRIC COMPANY

                          FORWARD-LOOKING STATEMENTS


     Certain matters discussed in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest and dividends, environmental matters, changing weather, nuclear operations, accounting matters, and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing municipal, state and federal activities, such as the Wichita municipalization efforts; future economic conditions; legislative and regulatory developments; our regulatory and competitive markets; the proposed separation of Western Resources' electric utility businesses (including the company) from its non-electric utility businesses (Westar Industries, Inc.) and the consummation of the acquisition of the electric operations of Western Resources (including the company) by Public Service Company of New Mexico; and other circumstances affecting anticipated operations, sales and costs.

                        KANSAS GAS AND ELECTRIC COMPANY
                                BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                    September 30,  December 31,
                                                         2000          1999
                                                    -------------  ------------

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents..........................  $    5,910    $       37
 Accounts receivable (net)..........................     100,282        67,751
 Receivable from affiliates.........................     198,814       111,206
 Inventories and supplies (net).....................      46,791        46,179
 Prepaid expenses and other.........................      32,643        19,103
                                                      ----------    ----------
  Total Current Assets..............................     384,440       244,276
                                                      ----------    ----------

PROPERTY, PLANT AND EQUIPMENT (NET).................   2,457,580     2,480,696
                                                      ----------    ----------

OTHER ASSETS:
 Regulatory assets..................................     247,242       251,518
 Other..............................................      95,244        87,339
                                                      ----------    ----------
  Total Other Assets................................     342,486       338,857
                                                      ----------    ----------

TOTAL ASSETS........................................  $3,184,506    $3,063,829
                                                      ==========    ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable..................................  $   85,884    $   76,995
  Accrued liabilities...............................      59,561        28,052
  Accrued income taxes..............................     103,861        70,878
  Other.............................................       7,401         6,616
                                                      ----------    ----------
    Total Current Liabilities.......................     256,707       182,541
                                                      ----------    ----------

LONG-TERM LIABILITIES:
  Long-term debt (net)..............................     684,335       684,271
  Deferred income taxes and investment tax credits..     760,695       774,961
  Deferred gain from sale-leaseback.................     189,251       198,123
  Other.............................................     167,643       101,428
                                                      ----------    ----------
    Total Long-term Liabilities.....................   1,801,924     1,758,783
                                                      ----------    ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock, without par value,
       authorized and issued 1,000 shares...........   1,065,634     1,065,634
  Retained earnings.................................      60,241        56,871
                                                      ----------    ----------
    Total Shareholder's Equity......................   1,125,875     1,122,505
                                                      ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..........  $3,184,506    $3,063,829
                                                      ==========    ==========


The Notes to Financial Statements are an integral part of these statements.

                      KANSAS GAS AND ELECTRIC COMPANY
                          STATEMENTS OF INCOME
                         (Dollars in Thousands)
                             (Unaudited)


                                                  Three Months Ended
                                                     September 30,
                                                  --------------------
                                                    2000        1999
                                                  --------    --------

SALES..........................................   $229,456    $217,986

COST OF SALES..................................     56,960      43,735
                                                  --------    --------

GROSS PROFIT...................................    172,496     174,251
                                                  --------    --------

OPERATING EXPENSES:
  Operating and maintenance expense............     46,653      44,064
  Depreciation and amortization................     25,687      25,339
  Selling, general and administrative expense..     15,488      17,866
                                                  --------    --------
      Total Operating Expenses.................     87,828      87,269
                                                  --------    --------

INCOME FROM OPERATIONS.........................     84,668      86,982

OTHER INCOME (EXPENSE).........................     (2,821)       (755)
                                                  --------    --------

EARNINGS BEFORE INTEREST AND TAXES.............     81,847      86,227
                                                  --------    --------

INTEREST EXPENSE:
  Interest expense on long-term debt...........     11,568      11,482
  Interest expense on other....................        841         812
                                                  --------    --------
      Total Interest Expense...................     12,409      12,294
                                                  --------    --------

EARNINGS BEFORE INCOME TAXES...................     69,438      73,933

INCOME TAXES...................................     20,043      24,421
                                                  --------    --------

NET INCOME.....................................   $ 49,395    $ 49,512
                                                  ========    ========


The Notes to Financial Statements are an integral part of these statements.

                      KANSAS GAS AND ELECTRIC COMPANY
                          STATEMENTS OF INCOME
                         (Dollars in Thousands)
                             (Unaudited)


                                                   Nine Months Ended
                                                     September 30,
                                                  --------------------
                                                    2000        1999
                                                  --------    --------

SALES..........................................   $544,337    $499,066

COST OF SALES..................................    129,030      92,954
                                                  --------    --------

GROSS PROFIT...................................    415,307     406,112
                                                  --------    --------

OPERATING EXPENSES:
  Operating and maintenance expense............    141,400     134,986
  Depreciation and amortization................     78,328      75,583
  Selling, general and administrative expense..     43,138      46,654
                                                  --------    --------
      Total Operating Expenses.................    262,866     257,223
                                                  --------    --------

INCOME FROM OPERATIONS.........................    152,441     148,889

OTHER INCOME (EXPENSE).........................     (4,705)     (2,328)
                                                  --------    --------

EARNINGS BEFORE INTEREST AND TAXES.............    147,736     146,561
                                                  --------    --------

INTEREST EXPENSE:
  Interest expense on long-term debt...........     34,653      34,386
  Interest expense on other....................      2,497       2,786
                                                  --------    --------
      Total Interest Expense...................     37,150      37,172
                                                  --------    --------

EARNINGS BEFORE INCOME TAXES...................    110,586     109,389

INCOME TAXES...................................     32,216      32,902
                                                  --------    --------

NET INCOME.....................................   $ 78,370    $ 76,487
                                                  ========    ========


The Notes to Financial Statements are an integral part of these statements.

                      KANSAS GAS AND ELECTRIC COMPANY
                        STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                             (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                           2000        1999
                                                        ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................  $  78,370   $  76,487
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization.......................     78,328      75,583
  Amortization of gain from sale-leaseback............     (8,871)     (8,871)
  Changes in working capital items:
    Accounts receivable (net).........................   (157,532)    (14,969)
    Receivable from affiliates........................     54,972           -
    Inventories and supplies (net)....................       (612)       (720)
    Prepaid expenses and other........................    (13,540)     (9,926)
    Accounts payable..................................      8,889     (11,966)
    Accrued liabilities...............................     31,509      25,749
    Accrued income taxes..............................     32,983      44,069
    Other.............................................        786         815
  Changes in other assets and liabilities.............     56,720      (2,442)
                                                        ---------   ---------
      Net cash flows from operating activities........    162,002     173,809
                                                        ---------   ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property plant and equipment (net).....    (63,549)    (42,252)
                                                        ---------   ---------
      Net cash flows (used in) investing activities...    (63,549)    (42,252)
                                                        ---------   ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Net proceeds from accounts receivable sale..........    125,000           -
  Advances to parent company (net)....................   (142,580)    (56,541)
  Retirements of long-term debt.......................          -         (20)
  Dividends to parent company.........................    (75,000)    (75,000)
                                                        ---------   ---------
     Net cash flows (used in) financing activities....    (92,580)   (131,561)
                                                        ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..      5,873          (4)

CASH AND CASH EQUIVALENTS:
  Beginning of period.................................         37          41
                                                        ---------   ---------
  End of period.......................................  $   5,910   $      37
                                                        =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized)......................................  $  65,065   $  60,760
  Income taxes........................................     11,000           -



The Notes to Financial Statements are an integral part of these statements.

                      KANSAS GAS AND ELECTRIC COMPANY
                     STATEMENTS OF SHAREHOLDER'S EQUITY
                          (Dollars in Thousands)
                             (Unaudited)


                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                 ------------------------  ------------------------
                                       2000         1999         2000         1999
                                 ----------   ----------   ----------   ----------

Common Stock...................  $1,065,634   $1,065,634   $1,065,634   $1,065,634
                                 ----------   ----------   ----------   ----------

Retained Earnings:
  Beginning balance............      35,846       49,585       56,871       72,610
  Net income...................      49,395       49,512       78,370       76,487
  Dividends to parent company..     (25,000)     (25,000)     (75,000)     (75,000)
                                 ----------   ----------   ----------   ----------
  Ending balance...............      60,241       74,097       60,241       74,097
                                 ----------   ----------   ----------   ----------

Total Shareholder's Equity.....  $1,125,875   $1,139,731   $1,125,875   $1,139,731
                                 ==========   ==========   ==========   ==========

The Notes to Financial Statements are an integral part of these statements.

                        KANSAS GAS AND ELECTRIC COMPANY
                    NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business:  Kansas Gas and Electric Company (the company or
KGE) is a rate-regulated electric utility and wholly-owned subsidiary of Western Resources, Inc. (Western Resources). The company is engaged principally in the production, purchase, transmission, distribution, and sale of electricity and serves approximately 291,000 electric customers in southeastern Kansas. The company has no employees. All employees utilized by the company are provided by the company's parent, Western Resources, which allocates costs to the company.

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

     In management's opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

     New Pronouncements: In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively. The company is continuing to evaluate commodity contracts, financial instruments and other contracts to determine if they will be considered derivatives under SFAS 133. The company has not yet quantified all effects of adopting SFAS 133 on its financial statements; however, SFAS 133 could increase volatility in earnings and other comprehensive income. The company plans to adopt SFAS 133 as of January 1, 2001, and be able to quantify its effects.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.

2.  CORPORATE RESTRUCTURING

    On March 28, 2000, Western Resources' board of directors approved the separation of its electric utility (including the company) and non-electric utility businesses (Westar Industries, Inc.). On May 18, 2000, Western Resources announced that its board of directors had authorized its management to explore strategic alternatives for the electric utility businesses.

    On October 5, 2000, Westar Industries, Inc., which includes Protection One, Inc., Protection One International, Inc., Protection One UK, Plc. and ONEOK, Inc., filed a registration statement with the Securities and Exchange Commission
(SEC) which covers the proposed sale of approximately 9.9% of Westar Industries, Inc. common stock, now owned by Western Resources, through the exercise of non-transferable rights proposed to be distributed by Western Resources to its shareholders. After completion of the rights offering, assuming full exercise of the rights, Western Resources will own approximately 90.1% of Westar Industries, Inc. The registration statement has not become effective.

     On November 9, 2000, Western Resources announced that its board of directors approved an agreement under which Public Service Company of New Mexico
(PNM) will acquire the electric utility businesses of Western Resources (including the company) in a stock-for-stock transaction. Under the terms of the agreement, PNM and Western Resources will become a subsidiary of a new holding company to be named at a future date. Prior to the consummation of this combination, Westar Industries, Inc. will be spun off to Western Resources' shareholders.

     The new holding company will issue 55 million of its shares, subject to certain adjustments, to Western Resources' shareholders and Westar Industries, Inc. Before any adjustments, the new holding company will have approximately 95 million shares outstanding, of which approximately 42.1% will be owned by former PNM shareholders and 57.9% will be owned by Western Resources shareholders and Westar Industries, Inc. The transaction is conditioned upon approval from both Western Resources' and PNM's shareholders and customary regulatory approvals. Western Resources expects the transaction to be completed within the next 12 to 15 months.

    The impact of these transactions on the company's financial position and operating results cannot be determined until the final terms and timing of the transactions are determined. Western Resources can give no assurance as to whether or when the rights offering will be consummated or whether or when the separation of the electric and non-electric utility businesses of Western Resources, or the consummation of the acquisition of Western Resources by PNM may occur.


3.  SALE OF ACCOUNTS RECEIVABLE

     On July 28, 2000, Western Resources and the company entered into an agreement to sell, on an ongoing basis, all of their accounts receivable, arising from the sale of electricity, to WR Receivables Corporation, a special purpose entity wholly owned by Western Resources. The agreement expires on July 26, 2001, and is annually renewable upon agreement by both parties. The special purpose entity has sold and, subject to certain conditions, may from time to time sell, up to $125 million (and upon request, subject to certain conditions, up to $175 million) of an undivided fractional ownership interest in the pool of receivables to a third-party, multi-seller receivables funding entity affiliated with a lender. As of September 30, 2000, net proceeds of $125 million were received by Western Resources and the company, of which approximately $51.6 million were received by the company.

4.  DEBT

     The company does not maintain independent short-term credit facilities and relies on Western Resources for short-term cash needs. If Western Resources is unable to borrow under its credit facilities, the company could have a short-term liquidity issue which could require it to obtain a credit facility for its short-term cash needs.

     On June 28, 2000, Western Resources entered into a $600 million, multi-year term loan that replaced two revolving credit facilities which matured on June 30, 2000. The term loan is secured by first mortgage bonds of the company and Western Resources and has a maturity date of March 17, 2003.

     Western Resources also has an arrangement with certain banks to provide a revolving credit facility on a committed basis totaling $500 million. The facility is secured by first mortgage bonds of the company and Western Resources and expires on March 17, 2003.


5.  INCOME TAXES

     Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 29% for the three and nine months ended September 30, 2000, 33% for the three months ended September 30, 1999, and 30% for the nine months ended September 30, 1999. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits and benefits from corporate-owned life insurance.


6.  RATE MATTERS AND REGULATION

     City of Wichita: In December 1999, the City Council of Wichita, Kansas, authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace the company as the supplier of electricity in Wichita. In 1999, the company's rates were 5% below the national average for retail customers and the average rates charged to retail customers in territories served by Western Resources' KPL division were 19% lower than the company's rates. Customers within the Wichita metropolitan area account for approximately 56% of the company's total sales. The company has a franchise with the City of Wichita to provide retail electric service that expires March 2002. Under Kansas law, the company will continue to have the exclusive right to serve the customers in Wichita following the expiration of the franchise, assuming the system is not municipalized. See also "FERC Proceeding" below regarding a complaint filed with FERC against the company by the City of Wichita.

     KCC Proceedings: On March 16, 2000, the Kansas Industrial Consumers (KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the KCC requesting an investigation of Western Resources' and the company's rates. Western Resources, the company and the KCC staff reached an agreement on August 8, 2000, for Western Resources and the company to file a rate case on or before November 25, 2000. On September 18, 2000, the KCC issued an order approving the agreement. Pursuant to this order, the company will file an application for a change in rates by November 27, 2000, which will include a cost allocation study and separate cost of service studies for the company and Western Resources, as well as revenue requirements on a combined company basis by December 29, 2000.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the FERC against the company, alleging improper affiliate transactions between KPL, a division of Western Resources, and the company. The City of Wichita asked that the FERC equalize the generation costs between the company and KPL, in addition to other matters. A hearing on the case was held at FERC on October 11 and 12, 2000. On November 13, 2000, FERC dismissed the complaint.


7.  COMMITMENTS AND CONTINGENCIES

     Manufactured Gas Sites: The company has been associated with three former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. At September 30, 2000, the costs incurred for preliminary site investigation and risk assessment have been minimal.

     Nuclear Decommissioning: On September 1, 1999, Wolf Creek submitted the 1999 Decommissioning Cost Study to the KCC for approval. The KCC approved the 1999 Decommissioning Cost Study on April 26, 2000. Based on the study, the company's share of Wolf Creek's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $631 million during the period 2025 through 2034, or approximately $221 million in 1999 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1999 of 26 years. On May 26, 2000, the company filed an application with the KCC requesting approval of the funding of the company's decommissioning trust on this basis. Approval was granted by the KCC on September 13, 2000.

     For additional information on Commitments and Contingencies, see Note 2 to Financial Statements in the company's 1999 Annual Report on Form 10-K.


8.  SEGMENTS OF BUSINESS

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

Three Months Ended September 30, 2000:

                                           Electric     Nuclear    Eliminating
                                          Operations  Generation      Items        Total
                                          ----------  -----------  ------------  ---------
                                                       (Dollars in Thousands)
External sales..........................    $229,456  $        -   $         -   $ 229,456
Internal sales..........................           -      27,940       (27,940)          -
Earnings before
 interest and taxes.....................      87,578      (5,731)            -      81,847
Interest expense........................                                            12,409
Earnings before taxes...................                                            69,438

Three Months Ended September 30, 1999:

                                           Electric    Nuclear     Eliminating
                                          Operations  Generation      Items        Total
                                          ----------  ----------   -----------   ---------
                                                       (Dollars in Thousands)
External sales..........................    $217,986  $        -   $         -   $ 217,986
Internal sales..........................           -      28,987       (28,987)          -
Earnings before
 interest and taxes.....................      91,044      (4,817)            -      86,227
Interest expense........................                                            12,294
Earnings before taxes.                                                              73,933

Nine Months Ended September 30, 2000:

                                           Electric    Nuclear     Eliminating
                                          Operations  Generation     Items         Total
                                          ----------  ----------   -----------   ---------
                                                      (Dollars in Thousands)
External sales..........................    $544,337  $     -      $      -       $544,337
Internal sales..........................           -      86,733       (86,733)          -
Earnings before
 interest and taxes.....................     161,671     (13,935)            -     147,736
Interest expense........................                                            37,150
Earnings before taxes...................                                           110,586

Nine Months Ended September 30, 1999:

                                           Electric    Nuclear     Eliminating
                                          Operations  Generation      Items        Total
                                          ----------  -----------  ------------  ---------
                                                       (Dollars in Thousands)
External sales..........................    $499,066  $        -   $         -   $ 499,066
Internal sales..........................           -      78,803       (78,803)          -
Earnings before
 interest and taxes.....................     166,717     (20,156)            -     146,561
Interest expense........................                                            37,172
Earnings before taxes...................                                           109,389

                   KANSAS GAS AND ELECTRIC COMPANY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


INTRODUCTION

     Unless the context otherwise indicates, all references in this Report on Form 10-Q to the "company", "we, "us", or "our" or similar words are to Kansas Gas and Electric Company.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1999 Annual Report on Form 10-K and should be read in conjunction with that report. In this section we discuss the general financial condition and the operating results for Kansas Gas and Electric Company (the company). We explain:

     -  What factors impact our business
     - What our earnings and costs were for the three and nine month periods ending September 30, 2000, and 1999
     -  Why these earnings and costs differed from period to period
     -  How our earnings and costs affect our overall financial condition
     - Any other items that particularly affect our financial condition or earnings.


CORPORATE RESTRUCTURING AND STRATEGIC ALTERNATIVES

    On March 28, 2000, Western Resources' board of directors approved the separation of its electric utility (including the company) and non-electric utility businesses (Westar Industries, Inc.). On May 18, 2000, Western Resources announced that its board of directors had authorized its management to explore strategic alternatives for the electric utility businesses.

    On October 5, 2000, Westar Industries, Inc., which includes Protection One, Inc., Protection One International, Inc., Protection One UK, Plc. and ONEOK, Inc., filed a registration statement with the Securities and Exchange Commission
(SEC) which covers the proposed sale of approximately 9.9% of Westar Industries, Inc. common stock, now owned by Western Resources, through the exercise of non-transferable rights proposed to be distributed by Western Resources to its shareholders. After completion of the rights offering, assuming full exercise of the rights, Western Resources will own approximately 90.1% of Westar Industries, Inc. The registration statement has not become effective.

     On November 9, 2000, Western Resources announced that its board of directors approved an agreement under which Public Service Company of New Mexico (PNM) will acquire the electric utility businesses of Western Resources (including the company) in a stock-for-stock transaction. Under the terms of the agreement, PNM and Western Resources will become a subsidiary of a new holding company to be named at a future date. Prior to the consummation of this combination, Westar Industries, Inc. will be spun off to Western Resources' shareholders.

     The new holding company will issue 55 million of its shares, subject to certain adjustments, to Western Resources' shareholders and Westar Industries, Inc. Before any adjustments, the new holding company will have approximately 95 million shares outstanding, of which approximately 42.1% will be owned by former PNM shareholders and 57.9% will be owned by Western Resources shareholders and Westar Industries, Inc. The transaction is conditioned upon approval from both Western Resources' and PNM's shareholders and customary regulatory approvals. Western Resources expects the transaction to be completed within the next 12 to 15 months.

    The impact of these transactions on our financial position and operating results cannot be determined until the final terms and timing of the transactions are determined. Western Resources can give no assurance as to whether or when the rights offering will be consummated or whether or when the separation of the electric and non-electric utility businesses of Western Resources, or the consummation of the acquisition of Western Resources by PNM may occur.


OPERATING RESULTS

General

     Three Months Ended September 3O, 2OOO, Compared to Three Months Ended September 3O, 1999: Net income decreased $0.1 million and total gross profit decreased $1.8 million primarily due to an increase in cost of sales of $13.2 million, or 30%, resulting primarily from higher fuel and purchased power expenses. Our service territory experienced warmer weather causing a 26% increase in cooling-degree days and a corresponding increase in retail demand for electricity. Wholesale sales decreased 24% because we used more of our generating capacity to serve retail customers and due to variances in the wholesale market from the previous year.

     Nine Months Ended September 3O, 2OOO, Compared to Nine Months Ended September 3O, 1999: Net income increased $1.9 million and total gross profit increased $9.2 million, or 2%. These increases are due primarily to a 12% increase in residential sales and a 39% increase in wholesale sales. The increase in residential sales is primarily due to increased demand caused by a 26% increase in cooling-degree days. The increase in wholesale sales volumes was experienced primarily during the second quarter of 2000 and was primarily due to a significant number of system trading transactions entered into to reduce exposure relative to the volatility of cash market prices. Offsetting the increase in sales was an increase of $36.1 million in cost of sales primarily due to increased purchased power and fuel expenses.

Sales

     The following table reflects the increases/(decreases) in electric sales volumes for the three and nine months ended September 30, 2000, from the comparable periods of 1999.




Three Months Ended September 30,

                                     2000        1999       % Change
                                    -----       -----       --------
                                      (Thousands of Megawatthours)
 Residential......................  1,088         946          15.0 %
 Commercial.......................    796         737           8.0 %
 Industrial.......................    981         959           2.3 %
 Other............................     11          11           0.0 %
                                    -----       -----         ------
  Total retail....................  2,876       2,653           8.4 %
 Wholesale........................    452         594         (23.9)%
                                    -----       -----         ------
  Total...........................  3,328       3,247           2.5 %
                                    =====       =====         ======

Nine Months Ended September 30,
                                     2000        1999       % Change
                                    -----       -----       --------
                                      (Thousands of Megawatthours)
 Residential......................  2,327       2,083          11.7 %
 Commercial.......................  1,965       1,862           5.5 %
 Industrial.......................  2,704       2,658           1.7 %
 Other............................     33          33           0.0 %
                                    -----       -----         ------
  Total retail....................  7,029       6,636           5.9 %
 Wholesale........................  1,831       1,322          38.5 %
                                    -----       -----         ------
  Total...........................  8,860       7,958          11.3 %
                                    =====       =====         ======

Business Segments

     Our business is segmented based on differences in products and services, production processes, and management responsibility. Based on this approach, we have identified two reportable segments: Electric Operations and Nuclear Generation.

     The following table reflects key information for our business segments:

                             Three Months Ended    Nine Months Ended
                               September 30,         September 30,
                            --------------------  --------------------
                              2000       1999       2000       1999
                            --------   --------   --------   --------
                                        (Dollars in Thousands)
Electric Operations:
 External sales...........  $229,456   $217,986   $544,337   $499,066
 EBIT.....................    87,578     91,044    161,671    166,717

Nuclear Generation: (1)
 Internal sales...........  $ 27,940   $ 28,987   $ 86,733   $ 78,803
 EBIT.....................    (5,731)    (4,817)   (13,935)   (20,156)

  (1) Our 47% share of Wolf Creek's operating results.

Electric Operations

     Three Months Ended September 3O, 2OOO, Compared to Three Months Ended September 3O, 1999: External sales consist of the power produced and purchased for sale to wholesale and retail customers. External sales increased $11.5 million primarily due to 15% higher residential sales volumes and a significant number of system trading transactions entered into to reduce exposure relative to the volatility of purchased power market prices. The increase in residential sales was primarily due to a 26% increase in cooling degree days. Wholesale and interchange sales were down 24% because we used more of our generating capacity to serve retail customers and due to variances in the wholesale market from the previous year.

     While sales increased, earnings before interest and taxes (EBIT) decreased $3.5 million primarily due to the higher cost of sales. Total cost of sales increased approximately $13.5 million primarily due to increases in fossil fuel and purchased power expenses. Fossil fuel expenses increased $8.3 million primarily due to a $5.6 million increase in natural gas fuel expenses (despite a 2.5% reduction in gas burned MMBtu). Natural gas prices increased significantly during the three month period ended September 30, 2000, compared to the similar period of 1999. See the Market Risk Disclosure included herein for further discussion.

     Additionally, purchased power expenses increased $5.7 million primarily due to a significant number of system trading transactions. The system trading sales, discussed above, and the corresponding cost of sales, resulted in a net gain of approximately $1.6 million.

     Other expense increased $2.1 million primarily due to losses recorded on the sale of our accounts receivable and because of a gain recorded in 1999 upon the disposition of property.

     Nine Months Ended September 3O, 2OOO, Compared to Nine Months Ended September 3O, 1999: External sales increased $45.3 million primarily due to 12% higher residential sales and 39% higher wholesale sales volumes and the addition of a significant number of system trading transactions entered into to reduce exposure relative to the volatility of cash market prices. The increase in residential sales was primarily due to a 26% increase in cooling degree days which increased the demand for power on our system.

     While sales increased, EBIT is $5.0 million lower primarily due to higher cost of sales of $34.4 million. Fossil fuel expenses increased $11.5 million primarily due to increased gas costs of $6.7 million (despite a 12.8% reduction in gas burned MMBtu). Natural gas prices increased 40% during the nine month period ended September 30, 2000, compared to the similar period of 1999. See the Market Risk Disclosure included herein for further discussion. Additionally, purchased power expenses increased $17.4 million primarily due to a significant number of system trading transactions.

     Operation and maintenance expenses increased $6.4 million primarily due to increases in steam power generation operation expenses, electric transmission and distribution expenses and administration and general maintenance.

     Selling, general and administrative expenses decreased $3.5 million primarily due to decreases in customer collection expenses, uncollectible accounts, and administrative and general salaries.


     Other expense increased $2.4 million primarily due to losses recorded on the sale of our accounts receivable and because of a gain recorded in 1999 upon the disposition of property.

Nuclear Generation

     Nuclear Generation has only internal sales because it provides all of its power to its co-owners: Kansas City Power and Light Company, Kansas Electric Power Cooperative, Inc., and us. We own 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). Internal sales are priced at an internal transfer price that Nuclear Generation charges to Electric Operations. EBIT is negative because internal sales are less than Wolf Creek's costs.

     Three Months Ended September 3O, 2OOO, Compared to Three Months Ended September 3O, 1999: Internal sales and EBIT declined primarily due to Wolf Creek experiencing an unplanned outage of approximately three days due to a transformer fire that caused the unit to shut down as a safety precaution. Wolf Creek resumed operation with no significant damage being experienced as a result of this incident. Operations and maintenance expense increased $2.0 million primarily due to an increase in maintenance and engineering expenses.

     Nine Months Ended September 3O, 2OOO, Compared to Nine Months Ended September 3O, 1999: Internal sales and EBIT increased primarily due to the timing of regularly scheduled refueling and maintenance outages. Wolf Creek shut down on September 29, 2000, for a scheduled refueling and maintenance outage and began returning to service on November 7, 2000. The prior refueling and maintenance outage was during the spring of 1999. Therefore, the nine months ended September 30, 1999, included the effects of the entire 1999 outage while the same period of 2000 only includes two days of the 2000 planned outage. Wolf Creek has a scheduled refueling and maintenance outage approximately every 18 months with the next outage scheduled to occur in the spring of 2002. During an outage, Wolf Creek produces no power.

Income Taxes

     Income tax expense for the three month period ended September 30, 2000, decreased $4.4 million compared to the similar period of 1999. Total income tax expense included in the Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 29% for the three and nine months ended September 30, 2000, 33% for the three months ended September 30, 1999, and 30% for the nine months ended September 30, 1999. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits and benefits from corporate-owned life insurance.


LIQUIDITY AND CAPITAL RESOURCES

     Our internally generated cash is generally sufficient to fund operations and debt service payments. We do not maintain independent short-term credit facilities and rely on Western Resources for short-term cash needs. If Western Resources is unable to borrow under its credit facilities, we could have a short term liquidity issue which could require us to obtain a credit facility for our short-term cash needs.

     On June 28, 2000, Western Resources entered into a $600 million, multi-year term loan that replaced two revolving credit facilities which matured on June 30, 2000. The term loan is secured by first mortgage bonds of the company and Western Resources and has a maturity date of March 17, 2003.

     Western Resources also has an arrangement with certain banks to provide a revolving credit facility on a committed basis totaling $500 million. The facility is secured by first mortgage bonds of the company and Western Resources and expires on March 17, 2003.

Sale of Accounts Receivable

     On July 28, 2000, Western Resources and the company entered into an agreement to sell, on an ongoing basis, all of their accounts receivable, arising from the sale of electricity, to WR Receivables Corporation, a special purpose entity wholly owned by Western Resources. The agreement expires on July 26, 2001, and is annually renewable upon agreement by both parties. The special purpose entity has sold and, subject to certain conditions, may from time to time sell, up to $125 million (and upon request, subject to certain conditions, up to $175 million) of an undivided fractional ownership interest in the pool of receivables to a third-party, multi-seller receivables funding entity affiliated with a lender. As of September 30, 2000, net proceeds of $125 million were received by Western Resources and the company, of which approximately $51.6 million were received by the company.

OTHER INFORMATION

Electric Utility

     City of Wichita: In December 1999, the City Council of Wichita, Kansas, authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace us as the supplier of electricity in Wichita. In 1999, our rates were 5% below the national average for retail customers and the average rates charged to retail customers in territories served by Western Resources' KPL division were 19% lower than our rates. Customers within the Wichita metropolitan area account for approximately 56% of our total energy sales. We have a franchise with the City of Wichita to provide retail electric service that expires March 2002. Under Kansas law, we will continue to have the exclusive right to serve the customers in Wichita following the expiration of the franchise, assuming the system is not municipalized. See also "FERC Proceeding" below regarding a complaint filed with FERC against us by the City of Wichita.

     KCC Proceedings: On March 16, 2000, the Kansas Industrial Consumers (KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the Kansas Corporation Commission (KCC) requesting an investigation of Western Resources' and our rates. Western Resources, KGE and the KCC staff reached an agreement on August 8, 2000, for Western Resources and the company to file a rate case on or before November 25, 2000. On September 18, 2000, the KCC issued an order approving the agreement. Pursuant to this order, the company will file an application for a change in rates by November 27, 2000, which will include a cost allocation study and separate cost of service studies for KGE and Western Resources, as well as revenue requirements on a combined company basis by December 29, 2000.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the FERC against us, alleging improper affiliate transactions between KPL, a division of Western Resources, and us. The City of Wichita asked that the FERC equalize the generation costs between the company and KPL, in addition to other matters. A hearing on the case was held at FERC on October 11 and 12, 2000. On November 13, 2000, FERC dismissed the complaint.

     Nuclear Decommissioning: On September 1, 1999, Wolf Creek submitted the 1999 Decommissioning Cost Study to the KCC for approval. The KCC approved the 1999 Decommissioning Cost Study on April 26, 2000. Based on the study, our share of Wolf Creek's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $631 million during the period 2025 through 2034, or approximately $221 million in 1999 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1999 of 26 years. On May 26, 2000, we filed an application with the KCC requesting approval of the funding of our decommissioning trust on this basis. Approval was granted by the KCC on September 13, 2000.

Market Risk Disclosure

     We are exposed to market risk, including changes in commodity prices and interest rates. Since December 31, 1999, we have not experienced any significant changes in our exposure to market risk except for the impact of changes in natural gas prices.

     Change in Commodity Price Exposure: We use a mix of various fuel types, including natural gas, to operate our system which helps lessen our risk associated with any one fuel type. Natural gas prices increased this summer throughout the nation. From September 30, 1999, to September 30, 2000, we experienced a 37% increase in our average cost for natural gas purchased, or $0.85 per MMBtu. The higher natural gas prices increased our total cost of gas purchased for the nine months ended September 30, 2000, by approximately $6.7 million although we decreased the quantity burned by 1.7 million MMBtu. In an effort to mitigate natural gas market risk, we enter into hedging agreements. These hedging agreements were utilized to minimize our exposure to increased natural gas prices. Our future exposure to changes in natural gas prices will be dependent upon the market prices for natural gas and the extent and effectiveness of any hedging agreements which we may enter into.


New Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively. The company is continuing to evaluate commodity contracts, financial instruments and other contracts to determine if they will be considered derivatives under SFAS 133. The company has not yet quantified all effects of adopting SFAS 133 on its financial statements; however, SFAS 133 could increase volatility in earnings and other comprehensive income. The company plans to adopt SFAS 133 as of January 1, 2001, and be able to quantify its effects.

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

         Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  (a)    Exhibits:

         Exhibit 12  -  Computation of Ratio of Consolidated Earnings to Fixed
                        Charges for Nine Months Ended September 30, 2000 (filed electronically)

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

                                           KANSAS GAS AND ELECTRIC COMPANY


Date   November 14, 2000               By      /s/ Richard D. Terrill
    -------------------------             -----------------------------------
                                                 Richard D. Terrill
                                              Secretary, Treasurer and
                                                   General Counsel