Form 10-Q
period 2001-03-31
KANSAS GAS & ELECTRIC CO /KS/
filed 2001-05-15
CIK 54496

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2001


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from __ to __

                         Commission file number 1-7324

                        Kansas Gas and Electric Company
            (Exact name of registrant as specified in its charter)


         Kansas                                              48-1093840
         ------                                              ----------
(State or other jurisdiction                              (I.R.S. Employer
   of incorporation or organization)                     Identification Number)


                                 P.O. Box 208
                             Wichita, Kansas 67201
                                (316) 261-6611
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                          ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ___     ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                  Outstanding at May 10, 2001
        -----                                  ---------------------------
Common Stock (No par value)                           1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                         KANSAS GAS AND ELECTRIC COMPANY

                                     INDEX

                                                                                                            Page
                                                                                                            ----
PART I.  Financial Information
     Item 1.  Financial Statements
              Balance Sheets....................................................................              4
              Statements of Income..............................................................              5
              Statements of Cash Flows..........................................................              6
              Notes to Financial Statements.....................................................              7

     Item 2:  Management's Discussion and Analysis of Financial Condition and Results of
              Operations........................................................................             11

     Item 3:  Quantitative and Qualitative Disclosures About Market Risk........................             14

PART II.  Other Information

     Item 1.  Legal Proceedings.................................................................             15

     Item 2.  Changes in Securities and Use of Proceeds.........................................             15

     Item 3.  Defaults Upon Senior Securities...................................................             15

     Item 4.  Submission of Matters to a Vote of Security Holders...............................             15

     Item 5.  Other Information.................................................................             15

     Item 6.  Exhibits and Reports on Form 8-K..................................................             15

Signature.......................................................................................             16

                        KANSAS GAS AND ELECTRIC COMPANY

                          FORWARD-LOOKING STATEMENTS


         Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, including the pending rate cases and pending investigation by the Kansas Corporation Commission of the proposed separation of Western Resources' electric utility businesses from Westar Industries, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, changes in accounting requirements and other accounting matters, interest and dividends, environmental matters, changing weather, nuclear operations and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, ongoing municipal, state and federal activities, such as the Wichita municipalization effort; future economic conditions; legislative and regulatory developments; our competitive markets; the proposed separation of Western Resources' electric utility businesses (including us) from Westar Industries and the consummation of the acquisition of the electric operations of Western Resources (including us) by Public Service Company of New Mexico; and other circumstances affecting anticipated operations, sales and costs. See Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2000, for additional information on these and other matters that may affect our business and financial results.

                        KANSAS GAS AND ELECTRIC COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                                                       March 31,       December 31,
                                                                                         2001             2000
                                                                                     -----------       -----------
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents................................................        $     3,730       $     7,101
    Accounts receivable, net.................................................             32,530            87,921
    Receivable from affiliates...............................................             73,746            53,107
    Inventories and supplies, net............................................             47,808            46,388
    Prepaid expenses and other...............................................             11,835            21,991
                                                                                     -----------       -----------

         Total Current Assets................................................            169,649           216,508
                                                                                     -----------       -----------

PROPERTY, PLANT & EQUIPMENT, NET.............................................          2,439,291         2,450,061
                                                                                     -----------       -----------

OTHER ASSETS:
    Regulatory assets........................................................            224,047           225,479
    Other....................................................................            123,029            96,525
                                                                                     -----------       -----------

         Total Other Assets..................................................            347,076           322,004
                                                                                     -----------       -----------

TOTAL ASSETS.................................................................        $ 2,956,016       $ 2,988,573
                                                                                     ===========       ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable.........................................................        $    46,130       $    51,149
    Accrued liabilities......................................................             42,089            28,245
    Other....................................................................             44,528            32,809
                                                                                     -----------       -----------

         Total Current Liabilities...........................................            132,747           112,203
                                                                                     -----------       -----------

LONG-TERM LIABILITIES:
    Long-term debt, net......................................................            684,267           684,366
    Deferred income taxes and investment tax credits.........................            739,758           736,436
    Deferred gain from sale-leaseback........................................            183,337           186,294
    Other....................................................................            113,699           160,061
                                                                                     -----------       -----------

         Total Long-Term Liabilities.........................................          1,721,061         1,767,157
                                                                                     -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDER'S EQUITY:
    Common stock, without par value; authorized and issued 1,000 shares......          1,065,634         1,065,634
    Retained earnings........................................................             36,574            43,579
                                                                                     -----------       -----------

         Total Shareholder's Equity..........................................          1,102,208         1,109,213
                                                                                     -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY...................................        $ 2,956,016       $ 2,988,573
                                                                                     ===========       ===========



       The accompanying notes are an integral part of these consolidated financial statements.

                        KANSAS GAS AND ELECTRIC COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                (In Thousands)
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                           -------------------------
                                                                             2001              2000
                                                                           ---------         -------
SALES............................................................         $ 163,993         $ 149,913
COST OF SALES....................................................            52,666            37,696
                                                                          ---------         ---------
GROSS PROFIT.....................................................           111,327           112,217
                                                                          ---------         ---------
OPERATING EXPENSES:
    Operating and maintenance expense............................            51,662            48,999
    Depreciation and amortization................................            25,876            26,216
    Selling, general and administrative expense..................            15,387            14,935
                                                                          ---------         ---------

         Total Operating Expenses................................            92,925            90,150
                                                                          ---------         ---------

INCOME FROM OPERATIONS...........................................            18,402            22,067

OTHER INCOME (EXPENSE)...........................................            (1,441)           (1,254)
                                                                          ---------         ---------

EARNINGS BEFORE INTEREST AND TAXES...............................            16,961            20,813
                                                                          ---------         ---------

INTEREST EXPENSE:
    Interest expense on long-term debt...........................            11,533            11,533
    Interest expense on short-term debt and other................               903               828
                                                                          ---------         ---------

         Total Interest Expense..................................            12,436            12,361
                                                                          ---------         ---------

EARNINGS BEFORE INCOME TAXES.....................................             4,525             8,452

    Income tax (benefit) expense.................................              (572)            2,484
                                                                          ---------         ---------

NET INCOME BEFORE ACCOUNTING CHANGE..............................             5,097             5,968
Cumulative effect of accounting change, net of tax of $8,520.....            12,898                --
                                                                          ---------         ---------

NET INCOME.......................................................         $  17,995         $   5,968
                                                                          =========         =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        KANSAS GAS AND ELECTRIC COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                         --------------------------
                                                                             2001             2000
                                                                          ---------         -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...................................................         $  17,995         $   5,968
    Depreciation and amortization................................            25,876            26,216
    Amortization of nuclear fuel.................................             4,129             4,239
    Amortization of deferred gain from sale-leaseback............            (2,957)           (2,957)
    Changes in working capital items:
       Accounts receivable, net..................................            11,684             8,841
       Inventories and supplies, net.............................            (1,420)            1,542
       Prepaid expenses and other................................            10,156             9,745
       Accounts payable..........................................            (5,019)           (3,171)
       Accrued liabilities.......................................            13,844            19,353
       Other current liabilities.................................            11,718             6,916
    Changes in other assets and liabilities......................           (30,374)          (21,742)
                                                                          ---------         ---------

                Cash flows from operating activities.............            55,632            54,950
                                                                          ---------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Additions to property, plant and equipment, net..............           (17,965)          (10,096)
                                                                          ----------        ---------

                Cash flows used in investing activities..........           (17,965)          (10,096)
                                                                          ----------        ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Proceeds from accounts receivable sale, net..................             4,700                --
    Retirements of long-term debt................................               (99)               --
    Advances to parent company, net..............................           (20,639)          (19,854)
    Dividends to parent company..................................           (25,000)          (25,000)
                                                                          ----------        ---------

                Cash flows used in financing activities..........           (41,038)          (44,854)
                                                                          ---------         ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS........................            (3,371)               --

CASH AND CASH EQUIVALENTS:
    Beginning of the period......................................             7,101                37
                                                                          ---------         ---------
    End of the period............................................         $   3,730         $      37
                                                                          =========         =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
    Interest on financing activities, net of amount capitalized..         $   6,283         $   5,895
    Income taxes.................................................                --                --


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        KANSAS GAS AND ELECTRIC COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                  (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business: Kansas Gas and Electric Company (KGE, the company, we, us or our) is a rate-regulated electric utility and wholly owned subsidiary of Western Resources. We are engaged principally in the production, purchase, transmission, distribution and sale of electricity and serve approximately 291,000 electric customers in southeastern Kansas. We have no employees. All employees we utilize are provided by our parent, Western Resources, which allocates costs to us.

         We own 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). We record our proportionate share of all transactions of WCNOC as we do other jointly-owned facilities.

         Our unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. These financial statements and notes should be read in conjunction with the financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. Our accounting and rates are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC).

         In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

         Reclassifications: Certain amounts in prior years have been reclassified to conform to classifications used in the current year presentation.


2.  ACCOUNTING CHANGE

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133). Western Resources uses derivative instruments (primarily swaps, options and futures) to manage the commodity price risk inherent in fuel purchases and electricity sales. We are allocated our proportionate share of the benefits and costs of Western Resources' commodity price risk management program based on fuel forecasts for Western Resources and us. These allocated benefits and costs are recognized in the statement of income.

         Prior to January 1, 2001, gains and losses on Western Resources' derivatives used for managing commodity price risk were deferred until settlement. They have not been designated as hedges under SFAS No. 133. Accordingly, in the first quarter of 2001, we recognized a net unrealized gain of $12.9 million, net of $8.5 million tax, on these derivatives as a cumulative effect of a change in accounting principle.

         Subsequent to January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk are recognized currently in earnings as other income. For the quarter ended March 31, 2001, we recognized other income of $0.7 million (excluding the cumulative effect above) associated with these derivative instruments. Accounting for derivatives under SFAS No. 133 may increase volatility of our future earnings.

3.  RATE MATTERS AND REGULATION

         KCC Proceedings: On November 27, 2000, Western Resources and we filed applications with the KCC for a change in retail rates that included a cost allocation study and separate cost of service studies for Western Resources' KPL division and us. Western Resources and we also provided revenue requirements on a combined company basis on December 28, 2000. If approved as proposed, the impact of these rate requests will be an annual increase of $93 million for the KPL division and $58 million for us for a total of $151 million. The proposal also contains a mechanism for adjusting these rate requests up or down if projected natural gas fuel prices are different from the prices utilized in the November 27, 2000, filings. The KCC staff, in testimony filed with the KCC on April 6, 2001, recommended decreasing our rates by $92 million and increasing the KPL division's rates by $262,072. On April 24, 2001, Western Resources and we filed responses rebutting the KCC staff's recommendations. If the KCC adopts the staff proposal, the impact on our financial position and results of operations would be material and adverse. The KCC is not bound by the recommendations of its staff. We anticipate a ruling by the KCC in July 2001 but are unable to predict the outcome.

         On May 8, 2001, the KCC initiated an investigation of the separation of Western Resources' electric utility businesses (including us) from its non-utility businesses and other aspects of Western Resources' unregulated businesses. The investigation is expected to focus on whether the separation and other transactions involving Western Resources' unregulated businesses are consistent with its obligation to provide efficient and sufficient electric service at just and reasonable rates to its customers. The order directed the KCC staff to complete the investigation and submit a report to the KCC no later than October 8, 2001 unless extended by the KCC. We are unable to predict the outcome of this investigation or its impact on Western Resources' strategic plans, financial position or results of operations.

         FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the FERC against us alleging improper affiliate transactions between our KPL division and KGE. The City of Wichita asked that FERC equalize the generation costs between KPL and KGE, in addition to other matters. A hearing on the case was held at FERC on October 11 and 12, 2000, and on November 9, 2000, a FERC administrative law judge ruled in our favor confirming that no change in rates was required. On December 13, 2000, the City of Wichita filed a brief opposing the City's position. We anticipate a decision by FERC in the second quarter of 2001. A decision requiring equalization of rates could have a material adverse effect on our operations and financial position.


4.  COMMITMENTS AND CONTINGENCIES

         City of Wichita Municipalization Effort: In December 1999, the City Council of Wichita, Kansas, authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace us as the supplier of electricity in Wichita. The feasibility study was released in February 2001 and estimates that the City of Wichita would be required to pay us $145 million for our stranded costs if the City were to municipalize. However, we estimate the amount to be substantially greater. In order to municipalize our Wichita electric facilities, the City of Wichita would be required to purchase our facilities or build a separate independent system and arrange for its own power supply. These costs are in addition to the stranded costs for which the City would be required to reimburse us. On February 2, 2001, the City of Wichita announced its intention to proceed with its attempt to municipalize our retail electric utility business in Wichita. We will oppose municipalization efforts by the City of Wichita. Should the City be successful in its municipalization efforts without providing us adequate compensation for our assets and lost revenues, the adverse effect on our operations and financial condition could be material. Customers within the Wichita metropolitan area account for approximately 54% of our total energy sales.

         Manufactured Gas Sites: We have been associated with three former manufactured gas sites located in Kansas that may contain coal tar and other potentially harmful materials. We and the Kansas Department of Health and Environment entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow us to investigate these sites and set remediation priorities based on the results of the investigations and risk analyses. As of March 31, 2001, the costs incurred for preliminary site investigation and risk assessment have been minimal.

         Nuclear Decommissioning: The FASB is reviewing the accounting for closure and removal costs, including decommissioning, of nuclear power plants. The FASB has issued an Exposure Draft "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The FASB expects to issue a final statement of financial accounting standard in the second quarter of 2001. The proposed Exposure Draft contains an effective date of fiscal years beginning after June 15, 2001. However, the ultimate effective date has not been finalized. If current accounting practices for nuclear power plant decommissioning are changed, the following could occur:

         - Our annual decommissioning expense could be higher than in 2000.
         - The estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation).
         - The increased costs could be recorded as additional investment in the Wolf Creek plant.

         We do not believe that such changes, if required, would adversely affect our operating results due to our current ability to recover decommissioning costs through rates.

         For additional information on Commitments and Contingencies, see Note 8 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2000.


5.  INCOME TAXES

         We have recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant unusual, extraordinary items. Our effective income tax rate for the three months ended March 31, 2001, was a tax benefit of 13% compared to a tax expense of 29% for the same period of 2000.

         The difference between our effective tax rate and the statutory rate is primarily attributable to the tax benefit of excluding from taxable income, in accordance with IRS rules, the income from corporate-owned life insurance and certain expenses for depreciation, amortization and state income taxes.


6.  SALE OF ACCOUNTS RECEIVABLE

         On July 28, 2000, Western Resources and we entered into an agreement to sell, on an ongoing basis, all of our accounts receivable arising from the sale of electricity, to WR Receivables Corporation, a special purpose entity wholly owned by Western Resources. The agreement expires on July 26, 2001, and is annually renewable upon agreement by both parties. The special purpose entity has sold and, subject to certain conditions, may from time to time sell, up to $125 million (and upon request, subject to certain conditions, up to $175 million) of an undivided fractional ownership interest in the pool of receivables to a third-party, multi-seller receivables funding entity affiliated with a lender. Our retained interests in the receivables sold are recorded at cost, which approximates fair value. For the three months ended March 31, 2001, net proceeds of $10 million were received by Western Resources, of which we received approximately $4.7 million.

7.  SEGMENTS OF BUSINESS

         We have segmented our business according to differences in products and services, production processes and management responsibility. Based on this approach, we have identified two reportable segments: Electric Operations and Nuclear Generation.

         Electric Operations involve the production, transmission and distribution of electric power for sale to approximately 291,000 retail and wholesale customers in Kansas. Nuclear Generation represents our 47% ownership in the Wolf Creek nuclear generating facility. This segment has only internal sales because it provides all of its power to its co-owners.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2000. We evaluate segment performance based on earnings before interest and taxes (EBIT).


Three Months Ended March 31, 2001:
----------------------------------

                                                 Electric          Nuclear          Eliminating
                                                Operations       Generation            Items                Total
                                                ----------       ----------         -----------          ----------
                                                                         (In Thousands)

External sales..........................       $    163,993      $       --         $         --      $     163,993
Internal sales..........................                 --          28,942              (28,942)                --
Earnings before interest and taxes......             22,655          (5,694)                  --             16,961
Interest expense........................                                                                     12,436
Earnings before income taxes............                                                                      4,525

Three Months Ended March 31, 2000:
---------------------------------
                                                 Electric          Nuclear          Eliminating
                                                Operations       Generation            Items               Total
                                                ----------       ----------         ------------         ----------
                                                                         (In Thousands)

External sales..........................       $    149,913      $       --         $         --      $     149,913
Internal sales..........................                 --          29,480              (29,480)                --
Earnings before interest and taxes......             26,159          (5,346)                  --             20,813
Interest expense........................                                                                     12,361
Earnings before income taxes............                                                                      8,452


                        KANSAS GAS AND ELECTRIC COMPANY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

INTRODUCTION

         Unless the context otherwise indicates, all references in this report on Form 10-Q to the "company," "we," "us," "our" or similar words are to Kansas Gas and Electric Company.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2000, and should be read in conjunction with that report. In this section we discuss our general financial condition, significant changes and operating results. We explain:

         -    What factors impact our business
         - What our earnings and costs were for the three months ended March 31, 2001 and 2000
         -    Why these earnings and costs differed from period to period
         -    How our earnings and costs affect our overall financial condition
         - Any other items that particularly affect our financial condition or earnings


ACCOUNTING CHANGE

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133). Western Resources uses derivative instruments (primarily swaps, options and futures) to manage the commodity price risk inherent in fuel purchases and electricity sales. We are allocated our proportionate share of the benefits and costs of Western Resources' commodity price risk management program based on fuel forecasts for Western Resources and us. These allocated benefits and costs are recognized in the statement of income.

         Prior to January 1, 2001, gains and losses on Western Resources' derivatives used for managing commodity price risk were deferred until settlement. They have not been designated as hedges under SFAS No. 133. Accordingly, effective in the first quarter of 2001, we recognized a net unrealized gain of $12.9 million, net of $8.5 million tax, on these derivatives as a cumulative effect of a change in accounting principle.

         Subsequent to January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk are recognized currently in earnings as other income. For the quarter ended March 31, 2001, we recognized other income of $0.7 million (excluding the cumulative effect above) associated with these derivative instruments. Accounting for derivatives under SFAS No. 133 may increase volatility of our future earnings.


OPERATING RESULTS

         The following discussion explains significant changes in operating results for the three months ended March 31, 2001 and 2000.

General

         The following table reflects the changes in electric sales volumes, as measured by megawatt hours (MWh), for the three months ended March 31, 2001, from the comparable period of 2000.

                                                      2001         2000       % Change
                                                      ----         ----       --------
                                                     (Thousands of MWh)
                          Residential.......           639           587          8.8
                          Commercial........           577           555          4.0
                          Industrial........           831           820          1.5
                          Other.............            11            11           --
                                                    ------         -----
                              Total retail..         2,058         1,973          4.3
                          Wholesale.........           725           710          2.1
                                                    ------         -----
                              Total.........         2,783         2,683          3.7
                                                    ======         =====

         Sales increased $14.1 million, or 9%, due to higher residential sales volumes. We experienced a 21% increase in heating-degree days, which was caused by colder weather than in the same period of 2000. Offsetting the increase in sales was an increase in cost of sales of approximately $15 million, or 40%. The increase in the cost of sales was primarily due to increased fuel and purchased power expenses of approximately $11.2 million. Fuel and purchased power expenses were higher primarily due to increases in purchased power prices and increased demand from retail customers because of colder weather. The increase in cost of sales reduced gross profit $0.9 million, or 0.8%. Gross profit as a percentage of sales decreased to 68% from 75%.

Business Segments

         Our business is segmented according to differences in products and services, production processes and management responsibility. Based on this approach, we have identified two reportable segments: Electric Operations and Nuclear Generation.

         The following table reflects key information for our business segments:

                                                             Three Months Ended
                                                                 March 31,
                                                              -----------------
                                                              2001         2000
                                                              ----         ----
                                                                (In Thousands)
                 Electric Operations:
                    External sales...................      $ 163,993    $149,913
                    EBIT.............................         22,655      26,159


                 Nuclear Generation (a):
                    Internal sales...................      $  28,942     $29,480
                    EBIT.............................         (5,694)     (5,346)

                 (a)  Our 47% share of Wolf Creek's operating results

         Electric Operations: External sales consist of the power produced and purchased for sale to wholesale and retail customers and the amounts associated with system hedging transactions. External sales increased $14.1 million, or 9%, primarily due to 9% higher residential sales volumes.

         EBIT decreased $3.5 million primarily due to higher cost of sales of $14.8 million. Cost of sales was higher primarily due to increased fossil fuel and purchased power expenses of approximately $11.4 million. Fuel and purchased power expenses were higher primarily due to increases in purchased power prices and increased demand from retail customers because of colder weather. This increased demand resulted in increased volumes of both purchased power and fuel. Although our average natural gas unit price increased 192% for the three months ended 2001 compared to the same period of 2000, we were able to mitigate our exposure through fuel management efforts, such as burning significantly more oil and less gas. These efforts enabled us to keep our fossil fuel average unit cost from increasing in proportion to the average unit fuel prices experienced in the fossil fuel commodity markets. Our average fossil fuel unit price increased $0.27 per MMBtu. Due to the volatility of fossil fuel unit prices and commodity markets, similar efforts may not be able to produce as favorable results in the future.

         Nuclear Generation: Nuclear Generation has only internal sales because it provides all of its power to its co-owners: Kansas City Power and Light Company, Kansas Electric Power Cooperative, Inc., and us. We own 47% of Wolf Creek Nuclear Operating Corporation, the operating company for Wolf Creek Generating Station (Wolf Creek). Internal sales are priced at the internal transfer price that Nuclear Generation charges to Electric Operations. Internal sales and EBIT did not materially change because there were no major Wolf Creek refueling outages in either period.


LIQUIDITY AND CAPITAL RESOURCES

         Our internally generated cash is generally sufficient to fund operations and debt service payments. We do not maintain independent short-term credit facilities and rely on Western Resources for our short-term cash needs. If Western Resources was not able to borrow under its credit facilities, we could have a short-term liquidity issue that could require us to obtain a credit facility for our short-term cash needs.

Sale of Accounts Receivable

         On July 28, 2000, Western Resources and we entered into an agreement to sell, on an ongoing basis, all of our accounts receivable arising from the sale of electricity, to WR Receivables Corporation, a special purpose entity wholly owned by Western Resources. The agreement expires on July 26, 2001, and is annually renewable upon agreement by both parties. The special purpose entity has sold and, subject to certain conditions, may from time to time sell, up to $125 million (and upon request, subject to certain conditions, up to $175 million) of an undivided fractional ownership interest in the pool of receivables to a third-party, multi-seller receivables funding entity affiliated with a lender. For the three months ended March 31, 2001, net proceeds of $10 million were received by Western Resources, of which we received approximately $4.7 million.

Future Cash Requirements

         Our business requires significant capital investments. See our Annual Report on Form 10-K for the year ended December 31, 2000, for additional information about anticipated capital expenditures for years 2001 through 2003. If the KCC adopts the rate decreases proposed by its staff discussed in Note 3 to our Consolidated Financial Statements, above, our ability to obtain financing sufficient to fund our presently estimated capital requirements would be adversely affected and the cost of financing would be increased. In that event, a re-evaluation by us of our currently planned capital improvements might be necessary in order to reduce our capital requirements and we might have to take other steps to reduce our capital needs.


OTHER INFORMATION

Electric Utility

         KCC Proceedings: On November 27, 2000, Western Resources and we filed applications with the KCC for a change in retail rates that included a cost allocation study and separate cost of service studies for Western Resources' KPL division and us. Western Resources and we also provided revenue requirements on a combined company basis on December 28, 2000. If approved as proposed, the impact of these rate requests will be an annual increase of $93 million for the KPL division and $58 million for us for a total of $151 million. The proposal also contains a mechanism for adjusting these rate requests up or down if projected natural gas fuel prices are different from the prices utilized in the November 27, 2000, filings. The KCC staff, in testimony filed with the KCC on April 6, 2001, recommended decreasing our rates by $92 million and increasing the KPL division's rates by $262,072. On April 24, 2001, Western Resources and we filed responses rebutting the KCC staff's recommendations. If the KCC adopts the staff proposal, the impact on our financial position and results of operations would be material and adverse. The KCC is not bound by the recommendations of its staff. We anticipate a ruling by the KCC in July

2001 but are unable to predict its outcome. We can give no assurance that these rate requests will be approved as proposed.

         On May 8, 2001, the KCC initiated an investigation of the separation of Western Resources' electric utility businesses (including us) from its non-utility businesses and other aspects of Western Resources' unregulated businesses. The investigation is expected to focus on whether the separation and other transactions involving Western Resources' unregulated businesses are consistent with its obligation to provide efficient and sufficient electric service at just and reasonable rates to its customers. The order directed the KCC staff to complete the investigation and submit a report to the KCC no later than October 8, 2001 unless extended by the KCC. We are unable to predict the outcome of this investigation or its impact on Western Resources' strategic plans, financial position or results of operations.

         FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the Federal Energy Regulatory Commission (FERC) against us alleging improper affiliate transactions between Western Resources' KPL division and us. The City of Wichita asked that FERC equalize the generation costs between KPL and us, in addition to other matters. A hearing on the case was held at FERC on October 11 and 12, 2000, and on November 9, 2000, a FERC administrative law judge ruled in our favor confirming that no change in rates was required. On December 13, 2000, the City of Wichita filed a brief with FERC asking that the Commission overturn the judge's decision. On January 5, 2001, we filed a brief opposing the City's position. We anticipate a decision by FERC in the second quarter of 2001. A decision requiring equalization of rates could have a material adverse effect on our operations and financial position.

         City of Wichita Municipalization Effort: In December 1999, the City Council of Wichita, Kansas, authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace us as the supplier of electricity in Wichita. The feasibility study was released in February 2001 and estimates that the City of Wichita would be required to pay us $145 million for our stranded costs if the City were to municipalize. However, we estimate the amount to be substantially greater. In order to municipalize our Wichita electric facilities, the City of Wichita would be required to purchase our facilities or build a separate independent system and arrange for its own power supply. These costs are in addition to the stranded costs for which the City would be required to reimburse us. On February 2, 2001, the City of Wichita announced its intention to proceed with its attempt to municipalize our retail electric utility business in Wichita. We will oppose municipalization efforts by the City of Wichita. Should the City be successful in its municipalization efforts without providing us adequate compensation for our assets and lost revenues, the adverse effect on our operations and financial position could be material. Customers within the Wichita metropolitan area account for approximately 54% of our total energy sales.

         Market Risk: We have not experienced any significant changes in our exposure to market risk since December 31, 2000. For additional information on our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Information relating to market risk disclosure is set forth in Other Information of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        KANSAS GAS AND ELECTRIC COMPANY

                           Part II Other Information


Item 1.  Legal Proceedings
         -----------------

         See Note 3 of the Notes to Consolidated Financial Statements for a discussion of an investigation that is being conducted by the KCC and for a discussion of regulatory proceedings, including our rate request and FERC proceedings involving the City of Wichita, and Note 4 for a discussion of the City of Wichita municipalization efforts. The Notes to the Consolidated Financial Statements are incorporated herein by reference.

         We are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provision has been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations.

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

         Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits:  None.

         (b) Reports on Form 8-K filed during the three months ended March 31, 2001: None.

                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KANSAS GAS AND ELECTRIC COMPANY


           Date:   May 15, 2001              By:     /s/ Richard D. Terrill
                                                    -------------------------
                                                       Richard D. Terrill
                                                    Secretary, Treasurer and
                                                       General Counsel