Form 10-Q
period 2001-06-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2001-08-14
CIK 54496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                  --------    --------
                          Commission file number 1-7324

                         Kansas Gas and Electric Company
                         -------------------------------
             (Exact name of registrant as specified in its charter)


              Kansas                                           48-1093840
              ------                                           ----------
   (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                                  P.O. Box 208
                              Wichita, Kansas 67201
                                 (316) 261-6611
(Address, including zip code and telephone number, including area code, of registrant's principal executive offices)

                     -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at August 8, 2001
            -----                                -----------------------------
 Common Stock (No par value)                              1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                         KANSAS GAS AND ELECTRIC COMPANY

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I.  Financial Information
      Item 1.     Financial Statements
                  Consolidated Balance Sheets...............................................................       4
                  Consolidated Statements of Income.........................................................      5-6
                  Consolidated Statements of Cash Flows.....................................................       7
                  Notes to Consolidated Financial Statements................................................       8

      Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations.....      13

      Item 3:     Quantitative and Qualitative Disclosures About Market Risk................................      18

PART II.  Other Information

      Item 1.     Legal Proceedings.........................................................................      19

      Item 2.     Changes in Securities and Use of Proceeds.................................................      19

      Item 3.     Defaults Upon Senior Securities...........................................................      19

      Item 4.     Submission of Matters to a Vote of Security Holders.......................................      19

      Item 5.     Other Information.........................................................................      19

      Item 6.     Exhibits and Reports on Form 8-K..........................................................      19

Signature...................................................................................................      20

                         KANSAS GAS AND ELECTRIC COMPANY

                           FORWARD-LOOKING STATEMENTS


            Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, including the impact of the order to reduce our rates issued on July 25, 2001, by the Kansas Corporation Commission and the impact of the Kansas Corporation Commission's order issued July 20, 2001 with respect to the proposed separation of Western Resources' electric utility businesses (including us) from Westar Industries, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt and other restrictive covenants, changes in accounting requirements and other accounting matters, interest and dividends, environmental matters, changing weather, nuclear operations and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, ongoing municipal, state and federal activities, such as the Wichita municipalization effort; future economic conditions; legislative and regulatory developments; our competitive markets; the consummation of the acquisition of the electric operations of Western Resources (including us) by Public Service Company of New Mexico; and other circumstances affecting anticipated operations, sales and costs. See Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2000, for additional information on these and other matters that may affect our business and financial results. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

                         KANSAS GAS AND ELECTRIC COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                             June 30,   December 31,
                                                                               2001        2000
                                                                           ----------   ------------
                                                                           (Unaudited)
                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .........................................   $    3,031   $    7,101
     Accounts receivable, net ..........................................       74,062       87,921
     Receivable from affiliates ........................................       22,204       53,107
     Inventories and supplies, net .....................................       52,866       46,388
     Energy trading contracts ..........................................        8,606         --
     Prepaid expenses ..................................................       43,590       20,591
                                                                           ----------   ----------
            Total Current Assets .......................................      204,359      215,108
                                                                           ----------   ----------
PROPERTY, PLANT & EQUIPMENT, NET .......................................    2,435,781    2,450,061
                                                                           ----------   ----------
OTHER ASSETS:
     Regulatory assets .................................................      222,613      225,479
     Other .............................................................      110,343       97,925
                                                                           ----------   ----------
            Total Other Assets .........................................      332,956      323,404
                                                                           ----------   ----------
TOTAL ASSETS ...........................................................   $2,973,096   $2,988,573
                                                                           ==========   ==========
                        LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accounts payable ..................................................   $   44,736   $   51,149
     Accrued liabilities ...............................................       30,055       28,245
     Energy trading contracts ..........................................       10,188         --
     Other .............................................................       43,840       32,809
                                                                           ----------   ----------
            Total Current Liabilities ..................................      128,819      112,203
                                                                           ----------   ----------
LONG-TERM LIABILITIES:
     Long-term debt, net ...............................................      684,298      684,366
     Deferred income taxes and investment tax credits ..................      724,803      736,436
     Deferred gain from sale-leaseback .................................      180,380      186,294
     Other .............................................................      174,658      160,061
                                                                           ----------   ----------
            Total Long-Term Liabilities ................................    1,764,139    1,767,157
                                                                           ----------   ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDER'S EQUITY:
     Common stock, without par value; authorized and issued 1,000 shares    1,065,634    1,065,634
     Retained earnings .................................................       14,504       43,579
                                                                           ----------   ----------

            Total Shareholder's Equity .................................    1,080,138    1,109,213
                                                                           ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .............................   $2,973,096   $2,988,573
                                                                           ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         KANSAS GAS AND ELECTRIC COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                       2001         2000
                                                     ---------    ---------
SALES ............................................   $ 165,965    $ 164,967
COST OF SALES ....................................      59,959       34,374
                                                     ---------    ---------
GROSS PROFIT .....................................     106,006      130,593
                                                     ---------    ---------
OPERATING EXPENSES:
     Operating and maintenance expense ...........      48,559       45,747
     Depreciation and amortization ...............      26,345       26,425
     Selling, general and administrative expense .      15,347       12,715
                                                     ---------    ---------

            Total Operating Expenses .............      90,251       84,887
                                                     ---------    ---------

INCOME FROM OPERATIONS ...........................      15,755       45,706

OTHER EXPENSE ....................................       1,639          629
                                                     ---------    ---------

EARNINGS BEFORE INTEREST AND TAXES ...............      14,116       45,077
                                                     ---------    ---------

INTEREST EXPENSE:
     Interest expense on long-term debt ..........      11,456       11,552
     Interest expense on short-term debt and other         874          829
                                                     ---------    ---------

            Total Interest Expense ...............      12,330       12,381
                                                     ---------    ---------

EARNINGS BEFORE INCOME TAXES .....................       1,786       32,696

     Income tax (benefit) expense ................      (1,142)       9,689
                                                     ---------    ---------

NET INCOME .......................................   $   2,928    $  23,007
                                                     =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         KANSAS GAS AND ELECTRIC COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                                  2001        2000
                                                               ---------    ---------
SALES ......................................................   $ 329,958    $ 314,880
COST OF SALES ..............................................     111,952       72,070
                                                               ---------    ---------
GROSS PROFIT ...............................................     218,006      242,810
                                                               ---------    ---------
OPERATING EXPENSES:
     Operating and maintenance expense .....................     100,221       94,746
     Depreciation and amortization .........................      52,221       52,641
     Selling, general and administrative expense ...........      30,734       27,650
                                                               ---------    ---------

            Total Operating Expenses .......................     183,176      175,037
                                                               ---------    ---------

INCOME FROM OPERATIONS .....................................      34,830       67,773

OTHER EXPENSE ..............................................       3,753        1,884
                                                               ---------    ---------

EARNINGS BEFORE INTEREST AND TAXES .........................      31,077       65,889
                                                               ---------    ---------

INTEREST EXPENSE:
     Interest expense on long-term debt ....................      22,988       23,085
     Interest expense on short-term debt and other .........       1,777        1,656
                                                               ---------    ---------

            Total Interest Expense .........................      24,765       24,741
                                                               ---------    ---------

EARNINGS BEFORE INCOME TAXES ...............................       6,312       41,148

     Income tax (benefit) expense ..........................      (1,714)      12,173
                                                               ---------    ---------

NET INCOME BEFORE ACCOUNTING CHANGE ........................       8,026       28,975
Cumulative effect of accounting change, net of tax
  of $8,520 ................................................      12,898         --
                                                               ---------    ---------

NET INCOME .................................................   $  20,924    $  28,975
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

                         KANSAS GAS AND ELECTRIC COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                  June 30,
                                                                                         ----------------------
                                                                                            2001        2000
                                                                                         ---------    ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income ......................................................................   $  20,924    $  28,975
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...................................................      52,221       52,641
     Amortization of nuclear fuel ....................................................       8,367        8,479
     Amortization of deferred gain from sale-leaseback ...............................      (5,914)      (5,914)
     Changes in working capital items:
          Accounts receivable, net ...................................................      27,485       (6,850)
          Inventories and supplies, net ..............................................      (6,478)       2,905
          Prepaid expenses and other .................................................     (22,999)     (23,884)
          Accounts payable ...........................................................      (6,413)      15,733
          Accrued liabilities ........................................................       1,810        9,675
          Other current liabilities ..................................................      21,219       15,650
     Changes in other assets and liabilities .........................................     (36,166)       8,968
                                                                                         ---------    ---------

                      Cash flows from operating activities ...........................      54,056      106,378
                                                                                         ---------    ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Additions to property, plant and equipment, net .................................     (36,611)     (49,652)
                                                                                         ---------    ---------

                      Cash flows used in investing activities ........................     (36,611)     (49,652)
                                                                                         ---------    ---------

 CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Proceeds from accounts receivable sale, net .....................................      (2,350)        --
     Retirements of long-term debt ...................................................         (68)        --
     Advances from (to) parent company, net ..........................................      30,903       (6,724)
     Dividends to parent company .....................................................     (50,000)     (50,000)
                                                                                         ---------    ---------

                      Cash flows used in financing activities ........................     (21,515)     (56,724)
                                                                                         ---------    ---------


 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................      (4,070)           2

CASH AND CASH EQUIVALENTS:
     Beginning of the period .........................................................       7,101           37
                                                                                         ---------    ---------
     End of the period ...............................................................   $   3,031    $      39
                                                                                         =========    =========


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 CASH PAID FOR:
     Interest on financing activities, net of amount capitalized .....................   $  63,934    $  61,690
     Income taxes ....................................................................        --          6,000

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         KANSAS GAS AND ELECTRIC COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Description of Business: Kansas Gas and Electric Company (KGE, the company, we, us or our) is a rate-regulated electric utility and wholly owned subsidiary of Western Resources, Inc. We are engaged principally in the production, purchase, transmission, distribution and sale of electricity and serve approximately 292,000 electric customers in southeastern Kansas. We have no employees. All employees we utilize are provided by our parent, Western Resources, which allocates costs to us.

            We own 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). We record our proportionate share of all transactions of WCNOC as we do other jointly owned facilities.

            Principles of Consolidation: Our unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. These financial statements and notes should be read in conjunction with the financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. Our accounting and rates are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC).

            Many items, including such things as the weather, operating costs, market conditions and generation availability, can have a great impact on our results for interim periods. Therefore, the results of interim periods do not necessarily represent results to be expected for the full year. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included.

            Reclassifications: Certain amounts in prior years have been reclassified to conform to classifications used in the current year presentation.


2.  ACCOUNTING CHANGE

            Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, SFAS No.
133). Western Resources uses derivative instruments (primarily swaps, options and futures) to manage the commodity price risk inherent in fossil fuel purchases and electricity sales. We are allocated our proportionate share of the benefits and costs of Western Resources' commodity price risk management program based on fuel forecasts for Western Resources and us. These allocated benefits and costs are recognized in the statements of income.

            Under SFAS No. 133, all derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities. Cash flows from derivative instruments are presented in net cash flow from operating activities.

            Prior to January 1, 2001, gains and losses on derivatives used for managing commodity price risk were deferred until settlement. These derivatives had not been designated as hedges under SFAS No. 133. Accordingly, in the first quarter of 2001, we recognized a net unrealized gain of $12.9 million, net of $8.5 million tax, on these derivatives as a cumulative effect of a change in accounting principle.

            After January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk are recognized currently as a cost of sales. For the quarter ended June 30, 2001, we recognized a net unrealized loss of $13.2 million, net of $8.7 million tax benefit, associated with these derivative instruments. For the six months ended June 30, 2001, we recognized a net unrealized loss of $12.8 million, net of $8.4 million tax benefit (excluding the cumulative effect of a change in accounting principle discussed above), associated with these derivative instruments. Accounting for derivatives under SFAS No. 133 will increase volatility of our future earnings.


3.  RATE MATTERS AND REGULATION

            KCC Rate Case: On November 27, 2000, Western Resources and we filed applications with the KCC for a change in retail rates. On July 25, 2001, the KCC ordered an annual reduction in our electric rates of $41.2 million. Effective the date of the order, we began to recognize a liability for amounts currently being collected from customers that will be subject to refund, with interest, pursuant to the order. The order requires that we make a filing for rate design for all customer classes by September 20, 2001. On August 9, 2001, we filed a petition with the KCC requesting reconsideration of the July 25, 2001 order. The petition specifically asks for the reconsideration of changes in depreciation, reductions in rate base related to deferred income tax and a deferred gain, and several other issues. We are unable to predict the outcome of our petition for reconsideration.

            KCC Investigation: See Note 4 for discussion of an investigation by the KCC of the separation of Western Resources' electric utility businesses (including us) from its non-utility businesses and other aspects of Western Resources' unregulated businesses.

            FERC Proceeding: In September 1999, the City of Wichita filed a complaint with FERC against us alleging improper affiliate transactions between Western Resources' KPL division and us. The City of Wichita asked that FERC equalize the generation costs between KPL and us, in addition to other matters. After hearings on the case, a FERC administrative law judge ruled in our favor confirming that no change in rates was required. On December 13, 2000, the City of Wichita filed a brief with FERC asking that the Commission overturn the judge's decision. On January 5, 2001, we filed a brief opposing the City's position. We anticipate a decision by FERC in 2001. A decision requiring equalization of rates could have a material adverse effect on our results of operations and financial position.


4.  PNM MERGER

            On November 8, 2000, Western Resources entered into an agreement under which Public Service Company of New Mexico (PNM) is to acquire its electric utility businesses (including us) in a stock-for-stock transaction. Under the terms of the agreement, both PNM and Western Resources are to become subsidiaries of a new holding company, subject to customary closing conditions including regulatory and shareholder approvals. The split-off of Westar Industries, a wholly owned subsidiary of Western Resources, to Western Resources' shareholders immediately prior to closing is a condition to closing the transaction. At the same time Western Resources entered into the agreement with PNM, Westar Industries and Western Resources entered into an Asset Allocation and Separation Agreement which, among other things, provides for the split-off of Westar Industries and for a payable owed by Western Resources to Westar Industries to be converted by Westar Industries into certain of Western Resources' securities.

            On May 8, 2001, the KCC opened an investigation of the separation of Western Resources' electric utility businesses (including us) from its non-utility businesses and other aspects of its unregulated businesses. The order opening the investigation indicated that the investigation would focus on whether the separation and other transactions involving Western Resources' unregulated businesses are consistent with its obligation to provide efficient and sufficient electric service at just and reasonable rates to its electric utility customers. The KCC staff was directed to investigate, among other matters, the basis for and the effect of the Asset Allocation and Separation Agreement and the payable owed by Western Resources to Westar Industries, the split-off of Westar Industries, the effect of business difficulties faced by Western Resources' unregulated businesses and whether they should continue to be affiliated with Western Resources' electric utility business, and Western Resources present and prospective capital structures. On May 22, 2001, the KCC issued an order nullifying the Asset Allocation and Separation Agreement as not having been filed with and approved by the KCC, prohibiting Western Resources and Wastar Industries from taking any action to complete a rights offering for common stock of Westar Industries, which was to be a first step in the separation, and scheduling a hearing to consider whether to make the order permanent.

            On July 20, 2001, the KCC issued an order that, among other things,
(1) confirmed its May 22, 2001 order prohibiting Western Resources and Westar Industries from taking any action to complete the proposed rights offering and nullifying the Asset Allocation and Separation Agreement; (2) directed Western Resources and Westar Industries not to take any action or enter into any agreement not related to normal utility operations that would directly or indirectly increase the share of debt in Western Resources' capital structure applicable to its electric utility operations, which has the effect of prohibiting Western Resources from borrowing to make a loan or capital contribution to Westar Industries; and (3) directed Western Resources to present a plan by October 18, 2001, consistent with parameters established by the KCC's order, to restore financial health, achieve a balanced capital structure and protect ratepayers from the risks of Western Resources' non-utility businesses. In its order, the Commission also acknowledged that Western Resources is presently operating efficiently and at a reasonable cost and stated that it was not disapproving the PNM transaction or a split-off of Westar Industries. Western Resources has filed a petition for general reconsideration of the order.

            On July 26, 2001, PNM and Western Resources issued a joint press release announcing their belief that, if recent orders issued by the KCC remain in effect, the proposed transaction would be difficult to complete as currently structured and that they intend to meet to discuss possible modifications to the transaction that will make it possible to obtain necessary regulatory approvals. On August 13, 2001, PNM issued a press release announcing that Western Resources had discontinued discussions with PNM about possible modifications to the proposed transaction and advising Western Resources that PNM believes the KCC order reducing Western Resources rates would have a material adverse effect on the financial condition of the proposed combined companies and could result in the failure of a significant condition to the transaction. PNM's press release acknowledged that Western Resources disagreed with PNM's characterization of the impact of the KCC's rate order. Western Resources has advised PNM that it also disagrees strongly with PNM's characterization of its discussions about possible modifications to the transaction.

            While Western Resources is attempting to proceed with the PNM transaction, it is unable to predict the outcome of these matters or their impact on Western Resources' strategic plans, including the PNM/split-off transaction, financial condition or results of operations. No assurance can be given as to whether or when the PNM transaction or a split-off may occur.


5.  COMMITMENTS AND CONTINGENCIES

            Manufactured Gas Sites: We have been associated with three former manufactured gas sites located in Kansas that may contain coal tar and other potentially harmful materials. We and the Kansas Department of Health and Environment entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow us to investigate these sites and set remediation priorities based on the results of the investigations and risk analyses. As of June 30, 2001, the costs incurred for preliminary site investigation and risk assessment have not been material.

            Asset Retirement Obligations: At the end of June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When it is initially recorded, we will capitalize the estimated asset retirement obligation by increasing the carrying amount of the related long-lived asset. The liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the life of the asset. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. We are reviewing what impact this pronouncement will have on current accounting practices, including nuclear power plant decommissioning and our results of operations.

            Additional Information: For additional information regarding Commitments and Contingencies, see Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2000.


6.  INCOME TAXES

            We have recorded income tax benefits and expenses for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant unusual, extraordinary items. Our effective income tax rate for the three and six months ended June 30, 2001, was a tax benefit of 64% and 27%, respectively, compared to a tax expense of 30% for each of the similar periods of 2000.

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

            Electric Operations involve the production, transmission and distribution of electric power for sale to approximately 292,000 retail and wholesale customers in Kansas. Nuclear Generation represents our 47% ownership in the Wolf Creek nuclear generating facility. This segment has only internal sales because it provides all of its power to its co-owners.

            The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2000. We evaluate segment performance based on earnings before interest and taxes (EBIT).



Three Months Ended June 30, 2001:
---------------------------------

                                            Electric     Nuclear   Eliminating
                                           Operations  Generation     Items     Total
                                           ----------  ----------  -----------  -----
                                                         (In Thousands)
External sales ..........................   $165,965   $   --      $   --      $165,965
Internal sales ..........................       --       29,421     (29,421)       --
Earnings (loss) before interest and taxes     17,112     (2,996)       --        14,116
Interest expense ........................                                        12,330
Earnings before income taxes ............                                         1,786


Three Months Ended June 30, 2000:
---------------------------------

                                            Electric     Nuclear   Eliminating
                                           Operations  Generation     Items     Total
                                           ----------  ----------  -----------  -----
                                                         (In Thousands)
External sales ..........................   $164,967   $   --      $   --      $164,967
Internal sales ..........................       --       29,313     (29,313)       --
Earnings (loss) before interest and taxes     47,935     (2,858)       --        45,077
Interest expense ........................                                        12,381
Earnings before income taxes ............                                        32,696

Six Months Ended June 30, 2001:
-------------------------------

                                             Electric         Nuclear   Eliminating
                                           Operations(a)    Generation     Items     Total
                                           -------------    ----------  -----------  -----
                                                           (In Thousands)
External sales ..........................   $329,958        $   --      $   --      $329,958
Internal sales ..........................       --            58,363     (58,363)       --
Earnings (loss) before interest and taxes
and cumulative effect of accounting
change ..................................     39,767          (8,690)       --        31,077
Interest expense ........................                                             24,765
Earnings before income taxes ............                                              6,312


Six Months Ended June 30, 2000:
-------------------------------

                                            Electric     Nuclear   Eliminating
                                           Operations  Generation     Items     Total
                                           ----------  ----------  -----------  -----
                                                         (In Thousands)
External sales ..........................   $314,880   $   --      $   --      $314,880
Internal sales ..........................       --       58,793     (58,793)       --
Earnings (loss) before interest and taxes     74,093     (8,204)       --        65,889
Interest expense ........................                                        24,741
Earnings before income taxes ............                                        41,148


(a) EBIT shown above for Electric Operations does not include the unrecognized gain on derivatives reported as a cumulative effect of a change in accounting principle. If the effect had been included, EBIT for the Electric Operations segment for the six months ended June 30, 2001 would have been $61,185.

KANSAS GAS AND ELECTRIC COMPANY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

INTRODUCTION

            The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2000, and should be read in conjunction with that report. In this section we discuss our general financial condition, significant changes and operating results. We explain:

            -     What factors impact our business
            - What our earnings and costs were for the three and six months ended June 30, 2001 and 2000
            -     Why these earnings and costs differed from period to period
            - How our earnings and costs affect our overall financial condition
            - Any other items that particularly affect our financial condition or earnings


SUMMARY OF SIGNIFICANT ITEMS

            KCC Rate Case: On November 27, 2000, Western Resources and we filed applications with the KCC for a change in retail rates. On July 25, 2001, the KCC ordered an annual reduction in our electric rates of $41.2 million. Effective the date of the order, we began to recognize a liability for amounts currently being collected from customers that will be subject to refund, with interest, pursuant to the order. The order requires that we make a filing for rate design for all customer classes by September 20, 2001. On August 9, 2001, we filed a petition with the KCC requesting reconsideration of the July 25, 2001 order. The petition specifically asks for the reconsideration of changes in depreciation, reductions in rate base related to deferred income tax and a deferred gain, and several other issues. We are unable to predict the outcome of our petition for reconsideration.

            We are currently evaluating the impact of the July 25, 2001 order, including provisions relating to certain accounting matters which, among other things, contemplate depreciation rates that effectively extend the estimated lives of our primary electric generation assets. The reduction of our annual rates by $41.2 million will reduce our cash flow. We are evaluating whether this reduction in cash flow will require steps to reduce our capital needs or operating expenses. The impact of the order on our net income has not yet been determined.

ACCOUNTING CHANGE

            Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133). Western Resources uses derivative instruments (primarily swaps, options and futures) to manage the commodity price risk inherent in fossil fuel purchases and electricity sales. We are allocated our proportionate share of the benefits and costs of Western Resources' commodity price risk management program based on fuel forecasts for Western Resources and us. These allocated benefits and costs are recognized in the statement of income.

            Under SFAS No. 133, all derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities. Cash flows from derivative instruments are presented in net cash flow from operating activities.

            Prior to January 1, 2001, gains and losses on derivatives used for managing commodity price risk were deferred until settlement. These derivatives had not been designated as hedges under SFAS No. 133. Accordingly, in the first quarter of 2001, we recognized a net unrealized gain of $12.9 million, net of $8.5 million tax, on these derivatives as a cumulative effect of a change in accounting principle.

            After January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk are recognized currently as a cost of sales. For the quarter ended June 30, 2001, we recognized a net unrealized loss of $13.2 million, net of $8.7 million tax benefit, associated with these derivative instruments. For the six months ended June 30, 2001, we recognized a net unrealized loss of $12.8 million, net of $8.4 million tax benefit (excluding the cumulative effect of a change in accounting principle discussed above), associated with these derivative instruments. Accounting for derivatives under SFAS No. 133 will increase volatility of our future earnings.


OPERATING RESULTS

            The following discussion explains significant changes in operating results for the three and six months ended June 30, 2001 and 2000.

General

            Net income decreased $20.1 million and $8.1 million, respectively, for the three and six month periods ended June 30, 2001 from the same periods in the prior year. The decrease for the six months ended June 30, 2001, resulted principally from a decrease in wholesale market demand and higher purchase power, fuel and maintenance costs. We purchased more power at higher prices because weather conditions resulted in increased retail demand and because planned maintenance outages at our generating facilities reduced our available power. The change in the three months ended June 30, 2001 resulted principally from our performance of the derivatives portfolio as discussed in Note 2 of the Notes to Consolidated Financial Statements, a decrease in wholesale market demand and higher purchase power and maintenance costs.

Sales

            The following tables reflect the changes in electric sales volumes, as measured by megawatt hours (MWh), for the three and six months ended June 30, 2001 from the comparable periods of 2000.

Three Months Ended June 30,

                                             2001         2000        % Change
                                             ----         ----        --------
                                            (Thousands of MWh)
                        Residential .....     671          653          2.8
                        Commercial ......     621          614          1.1
                        Industrial ......     903          904         (0.1)
                        Other ...........      11           10         10.0
                                            -----        -----
                             Total retail   2,206        2,181          1.1
                        Wholesale .......     554          669        (17.2)
                                            -----        -----
                             Total ......   2,760        2,850         (3.2)
                                            =====        =====


Six Months Ended June 30,

                                             2001         2000         % Change
                                             ----         ----         --------
                                            (Thousands of MWh)
                        Residential .....   1,309        1,240          5.6
                        Commercial ......   1,199        1,169          2.6
                        Industrial ......   1,734        1,723          0.6
                        Other ...........      22           22          --
                                            -----        -----
                             Total retail   4,264        4,154          2.6
                        Wholesale .......   1,279        1,379         (7.3)
                                            -----        -----
                             Total ......   5,543        5,533          0.2
                                            =====        =====

Business Segments

            Our business is segmented according to differences in products and services, production processes and management responsibility. Based on this approach, we have identified two reportable segments: Electric Operations and Nuclear Generation.


            The following table reflects key information for our business segments:

                                                           Three Months Ended       Six Months Ended
                                                                June 30,                June 30,
                                                           ------------------       ----------------
                                                            2001       2000          2001       2000
                                                           -------   --------       ------     ------
                                                             (In Thousands)           (In Thousands)
            Electric Operations:
               External sales........................... $ 165,965   $ 164,967    $ 329,958    $ 314,880
               EBIT (a) ................................    17,112      47,935       39,767       74,093

            Nuclear Generation (b):
               Internal sales........................... $  29,421   $  29,313    $  58,363    $  58,793
               EBIT ....................................    (2,996)     (2,858)      (8,690)      (8,204)

      ---------
      (a) EBIT shown above for Electric Operations does not include the unrecognized gain on derivatives reported as a cumulative effect of a change in accounting principle. If the effect had been included, EBIT for the Electric Operations segment for the six months ended June 30, 2001 would have been $61,185.
      (b) Nuclear Generation amounts represent our 47% share of Wolf Creek's operating results.

            Electric Operations

            Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000: External sales increased less than 1% primarily due to lower wholesale and interchange sales. External sales consist of the power produced and purchased for sale to wholesale and retail customers. Retail sales increased approximately $3.1 million, or 2%, due in part to warmer weather than in 2000, while wholesale and interchange sales decreased $3.6 million, or 16%. The decrease in wholesale sales was primarily due to changes in market demand and reduced available power resulting from scheduled maintenance outages on generating units.

            Cost of sales increased $25.6 million primarily due to a $21.9 million non-cash mark-to-market adjustment on fuel derivatives as prescribed by SFAS 133 and a $2.2 million increase in purchased power expense caused by higher market prices for purchased power. Operating expenses increased $5.4 million, or 6%, compared to the second quarter of 2000, primarily due to an increase in maintenance expenses associated with several planned outages for maintenance on our generating stations and higher general and administrative expenses. As a result of these increases, EBIT decreased $30.8 million. Excluding the mark-to-market adjustment on fuel derivatives, EBIT would have decreased $8.9 million.

            Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000: External sales increased $15.1 million, or 5%. Wholesale and interchange volumes were down 7%, but market prices were higher. Cost of sales was $39.9 million higher primarily due a $21.2 million non-cash mark-to-market adjustment on fuel derivatives as prescribed by SFAS 133, a $2.9 million increase in fuel expense and a $15.8 million increase in purchased power and transmission expense related to replacing power not available as a result of the planned maintenance outages at certain of our generating plants. Gross profit decreased $24.8 million, or 10%. Operating expense increased $8.1 million, or 5%, because of higher maintenance expenses associated with the planned outages and increased general and administrative expenses. As a result of the higher cost of sales and operating expenses discussed above, EBIT decreased $34.3 million. Excluding the mark-to-market adjustment on fuel derivatives, EBIT would have decreased $13.1 million.

            Nuclear Generation

            Nuclear Generation has only internal sales because it provides all of its power to its co-owners: Kansas City Power and Light Company, Kansas Electric Power Cooperative, Inc., and us. We own 47% of Wolf Creek Nuclear Operating Corporation, the operating company for Wolf Creek Generating Station (Wolf Creek). Internal sales are priced at the internal transfer price that Nuclear Generation charges to Electric Operations. Internal sales and EBIT did not materially change for the three and six months ended June 30, 2001, compared to the same periods in 2000, because there were no major Wolf Creek refueling outages in either period. EBIT is negative because internal sales are less than Wolf Creek's costs.

LIQUIDITY AND CAPITAL RESOURCES

            Our internally generated cash is generally sufficient to fund our operations and debt service payments. We do not maintain independent short-term credit facilities and rely on Western Resources for our short-term cash needs. If Western Resources was not able to borrow under its credit facilities or sell its long-term debt or equity securities, we could have a short-term liquidity issue that could require us to obtain a credit facility for our short-term cash needs.

            Future Cash Requirements: Our business requires significant capital investments. See our Annual Report on Form 10-K for the year ended December 31, 2000 for additional information about anticipated capital expenditures for years 2001 through 2003. The KCC's order reducing our annual rates by $41.2 million and the combined rates of Western Resources and us by $22.7 million will also reduce Western Resources' and our annual cash flow. We and Western Resources are evaluating whether these reductions in cash flow will, among other things, require steps to reduce our currently planned capital needs or operating expenses or increase our cost of financing in the future.

            Credit Ratings: Standard & Poor's (S&P), Fitch Investors Service (Fitch) and Moody's Investors Service (Moody's) are independent credit-rating agencies that rate Western Resources' and our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal on these securities. On July 25, 2001, S&P revised its CreditWatch listing on the ratings of Western Resources' and us to "developing" from "positive".

            As of July 25, 2001, ratings with these agencies are as follows:

                                    Western
                                   Resources          Western            KGE
                                   Mortgage          Resources        Mortgage
                                     Bond            Unsecured          Bond
                                    Rating             Debt            Rating
                                   --------          ---------        ----------
S&P..................                BBB-                BB-             BB+
Fitch................                BB+                 BB              BB+
Moody's..............                Ba1                 Ba2             Ba1

OTHER INFORMATION

            KCC Investigation: See Note 4 of the Notes to the Consolidated Financial Statements for discussion of an investigation by the KCC of the separation of Western Resources' electric utility businesses (including us) from its non-utility businesses and other aspects of Western Resources' unregulated businesses.

            FERC Proceeding: In September 1999, the City of Wichita filed a complaint with FERC against us alleging improper affiliate transactions between Western Resources' KPL division and us. The City of Wichita asked that FERC equalize the generation costs between KPL and us, in addition to other matters. After hearings on the case, a FERC administrative law judge ruled in our favor confirming that no change in rates was required. On December 13, 2000, the City of Wichita filed a brief with FERC asking that the Commission overturn the judge's decision. On January 5, 2001, we filed a brief opposing the City's position. We anticipate a decision by FERC in 2001. A decision requiring equalization of rates could have a material adverse effect on our results of operations and financial position.

            PNM Merger: On November 8, 2000, Western Resources entered into an agreement under which Public Service Company of New Mexico (PNM) is to acquire its electric utility businesses (including us) in a stock-for-stock transaction. Under the terms of the agreement, both PNM and Western Resources are to become subsidiaries of a new holding company, subject to customary closing conditions including regulatory and shareholder approvals. The split-off of Westar Industries, a wholly owned subsidiary of Western Resources, to Western Resources' shareholders immediately prior to closing is a condition to closing the transaction. At the same time Western Resources entered into the agreement with PNM, Westar Industries and Western Resources entered into an Asset Allocation and Separation Agreement which, among other things, provides for the split-off of Westar Industries and for a payable owed by Western Resources to Westar Industries to be converted by Westar Industries into certain of Western Resources' securities.

            On May 8, 2001, the KCC opened an investigation of the separation of Western Resources' electric utility businesses (including us) from its non-utility businesses and other aspects of its unregulated businesses. The order opening the investigation indicated that the investigation would focus on whether the separation and other transactions involving Western Resources' unregulated businesses are consistent with its obligation to provide efficient and sufficient electric service at just and reasonable rates to its electric utility customers. The KCC staff was directed to investigate, among other matters, the basis for and the effect of the Asset Allocation and Separation Agreement and the payable owed by Western Resources to Westar Industries, the split-off of Westar Industries, the effect of business difficulties faced by Western Resources' unregulated businesses and whether they should continue to be affiliated with Western Resources' electric utility business, and Western Resources present and prospective capital structures. On May 22, 2001, the KCC issued an order nullifying the Asset Allocation and Separation Agreement as not having been filed with and approved by the KCC, prohibiting Western Resources and Westar Industries from taking any action to complete a rights offering for common stock of Westar Industries, which was to be a first step in the separation, and scheduling a hearing to consider whether to make the order permanent.

            On July 20, 2001, the KCC issued an order that, among other things,
(1) confirmed its May 22, 2001 order prohibiting Western Resources and Westar Industries from taking any action to complete the proposed rights offering and nullifying the Asset Allocation and Separation Agreement; (2) directed Western Resources and Westar Industries not to take any action or enter into any agreement not related to normal utility operations that would directly or indirectly increase the share of debt in Western Resources' capital structure applicable to its utility operations, which has the effect of prohibiting Western Resources from borrowing to make a loan or capital contribution to Westar Industries; and (3) directed Western Resources to present a plan by October 18, 2001, consistent with parameters established by the KCC's order, to restore financial health, achieve a balanced capital structure and protect ratepayers from the risks of Western Resources' non-utility businesses. In its order, the Commission also acknowledged that Western Resources is presently operating efficiently and at a reasonable cost and stated that it was not disapproving the PNM transaction or a split-off of Westar Industries. Western Resources has filed a petition for general reconsideration of the order.

            On July 26, 2001, PNM and Western Resources issued a joint press release announcing their belief that, if recent orders issued by the KCC remain in effect, the proposed transaction would be difficult to complete as currently structured and that they intend to meet to discuss possible modifications to the transaction that will make it possible to obtain necessary regulatory approvals. On August 13, 2001, PNM issued a press release announcing that Western Resources had discontinued discussions with PNM about possible modifications to the proposed transaction and advising Western Resources that PNM believes the KCC order reducing Western Resources rates would have a material adverse effect on the financial condition of the proposed combined companies and could result in the failure of a significant condition to the transaction. PNM's press release acknowledged that Western Resources disagreed with PNM's characterization of the impact of the KCC's rate order. Western Resources has advised PNM that it also disagrees strongly with PNM's characterization of its discussions about possible modifications to the transaction.

            While Western Resources is attempting to proceed with the PNM transaction, it is unable to predict the outcome of these matters or their impact on Western Resources' strategic plans, including the PNM/split-off transaction, financial condition or results of operations. No assurance can be given as to whether or when the PNM transaction or a split-off may occur.

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

                         KANSAS GAS AND ELECTRIC COMPANY

                            Part II Other Information


Item 1.  Legal Proceedings
         -----------------

            See Note 3 of the Notes to Consolidated Financial Statements for a discussion of proceedings before the KCC and FERC proceedings involving the City of Wichita. The Notes to the Consolidated Financial Statements are incorporated herein by reference.

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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

            Information required by Item 2 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

            Information required by Item 3 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

            Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5.  Other Information
         -----------------

            None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a)   Exhibits:

      99.1 - Order on Rate Applications from The Corporation Commission of the State of Kansas in the Matter of the Application of Kansas Gas and Electric Company for the Approval to Make Certain Changes in its Charges for Electric Service

      99.2 - Press release issued August 13, 2001 by PNM announcing that talks to modify Western Resources' transaction with PNM have been discontinued.

      99.3 - Press release issued August 13, 2001 by Western Resources responding to PNM's announcement of discontinued talks.

      (b) Reports on Form 8-K filed during the three months ended June 30, 2001: None.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KANSAS GAS AND ELECTRIC COMPANY


      Date:  August 14, 2001       By:  /s/ Richard D. Terrill
             ---------------            ----------------------------------------
                                             Richard D. Terrill
                                          Secretary, Treasurer and
                                             General Counsel