Form 10-Q
period 2001-09-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2001-11-14
CIK 54496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from     to
                                                  -----  -----

                          Commission file number 1-7324
                                                 ------

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

                                 Yes  X   No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Outstanding at November 12, 2001
         -----                            --------------------------------
Common Stock (No par value)                          1,000 Shares


Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                         KANSAS GAS AND ELECTRIC COMPANY

                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets..........................................................      4

              Consolidated Statements of Income and Comprehensive Income (Loss)....................     5-6

              Consolidated Statements of Cash Flows................................................      7

              Notes to Consolidated Financial Statements...........................................      8

     Item 2:  Management's Discussion and Analysis of Financial Condition and Results of
              Operations...........................................................................     14

     Item 3:  Quantitative and Qualitative Disclosures About Market Risk...........................     20

PART II.  Other Information

     Item 1.  Legal Proceedings....................................................................     21

     Item 2.  Changes in Securities and Use of Proceeds............................................     21

     Item 3.  Defaults Upon Senior Securities......................................................     21

     Item 4.  Submission of Matters to a Vote of Security Holders..................................     21

     Item 5.  Other Information....................................................................     21

     Item 6.  Exhibits and Reports on Form 8-K.....................................................     21

Signature..........................................................................................     22

                         KANSAS GAS AND ELECTRIC COMPANY

                           FORWARD-LOOKING STATEMENTS

     Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, liquidity and capital resources, litigation, rate and other regulatory matters, including the impact of the order to reduce our rates issued on July 25, 2001 by the Kansas Corporation Commission and the impact of the Kansas Corporation Commission's order issued July 20, 2001 with respect to the proposed separation of Western Resources' electric utility businesses (including us) from Westar Industries, possible corporate restructurings, mergers, acquisitions, dispositions, compliance with debt and other restrictive covenants, changes in accounting requirements and other accounting matters, interest and dividends, environmental matters, changing weather, nuclear operations and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, ongoing municipal, state and federal activities, such as the Wichita municipalization effort; future economic conditions; the impact of the September 11, 2001 terrorist attack on our service territory; legislative and regulatory developments; our competitive markets; the consummation of the acquisition of the electric operations of Western Resources (including us) by Public Service Company of New Mexico and related litigation; and other circumstances affecting anticipated operations, sales and costs. See Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2000 for additional information on these and other matters that may affect our business and financial results. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

                         KANSAS GAS AND ELECTRIC COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                     September 30,     December 31,
                                                                                         2001             2000
                                                                                     ------------      -----------
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...................................................     $     2,457       $     7,101
    Accounts receivable, net....................................................          62,995            87,921
    Receivable from affiliates..................................................          63,148            53,107
    Inventories and supplies, net...............................................          55,860            46,388
    Energy trading contracts....................................................           8,117                --
    Prepaid expenses............................................................          32,989            20,591
                                                                                     -----------       -----------

         Total Current Assets...................................................         225,566           215,108
                                                                                     -----------       -----------

PROPERTY, PLANT & EQUIPMENT, NET................................................       2,422,394         2,450,061
                                                                                     -----------       -----------
OTHER ASSETS:
    Regulatory assets...........................................................         221,980           225,479
    Other.......................................................................         104,478            97,925
                                                                                     -----------       -----------

         Total Other Assets.....................................................         326,458           323,404
                                                                                     -----------       -----------

TOTAL ASSETS....................................................................     $ 2,974,418       $ 2,988,573
                                                                                     ===========       ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable............................................................     $    44,556       $    51,149
    Accrued liabilities.........................................................          60,626            28,245
    Energy trading contracts....................................................          17,664                --
    Other.......................................................................          49,437            32,809
                                                                                     -----------       -----------

         Total Current Liabilities..............................................         172,283           112,203
                                                                                     -----------       -----------

LONG-TERM LIABILITIES:
    Long-term debt, net.........................................................         684,329           684,366
    Deferred income taxes and investment tax credits............................         706,001           736,436
    Deferred gain from sale-leaseback...........................................         177,423           186,294
    Other.......................................................................         158,766           160,061
                                                                                     -----------       -----------

         Total Long-Term Liabilities............................................       1,726,519         1,767,157
                                                                                     -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDER'S EQUITY:
    Common stock, without par value; authorized and issued 1,000 shares.........       1,065,634         1,065,634
    Accumulated other comprehensive loss, net...................................         (11,367)               --
    Retained earnings...........................................................          21,349            43,579
                                                                                     -----------       -----------

         Total Shareholder's Equity.............................................       1,075,616         1,109,213
                                                                                     -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY......................................     $ 2,974,418       $ 2,988,573
                                                                                     ===========       ===========

           The accompanying notes are an integral part of these consolidated financial statements.


                         KANSAS GAS AND ELECTRIC COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (In Thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                   -------------------------
                                                                                      2001           2000
                                                                                   ----------    -----------
SALES...........................................................................   $  206,926     $  229,456

COST OF SALES...................................................................       58,958         56,960
                                                                                   ----------     ----------
GROSS PROFIT....................................................................      147,968        172,496
                                                                                   ----------     ----------
OPERATING EXPENSES:
    Operating and maintenance expense...........................................       46,804         46,653
    Depreciation and amortization...............................................       26,356         25,687
    Selling, general and administrative expense.................................       16,962         15,488
                                                                                   ----------     ----------

         Total Operating Expenses...............................................       90,122         87,828
                                                                                   ----------     ----------

INCOME FROM OPERATIONS..........................................................       57,846         84,668

OTHER EXPENSE...................................................................        2,558          2,821
                                                                                   ----------     ----------

EARNINGS BEFORE INTEREST AND TAXES..............................................       55,288         81,847
                                                                                   ----------     ----------

INTEREST EXPENSE:
    Interest expense on long-term debt..........................................       11,363         11,568
    Interest expense on short-term debt and other...............................        1,349            841
                                                                                   ----------     ----------

         Total Interest Expense.................................................       12,712         12,409
                                                                                   ----------     ----------

EARNINGS BEFORE INCOME TAXES....................................................       42,576         69,438

    Income tax expense..........................................................       10,731         20,043
                                                                                   ----------     ----------

NET INCOME......................................................................   $   31,845     $   49,395
                                                                                   ==========     ==========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

    Unrealized holding losses on cash flow hedges arising during the period.....   $  (19,738)    $       --
    Reclassification adjustment for activity included in net income.............          863             --
    Income tax benefit..........................................................        7,508             --
                                                                                   ----------     ----------

         Total other comprehensive income (loss), net of tax....................      (11,367)            --
                                                                                   ----------     ----------

COMPREHENSIVE INCOME............................................................   $   20,478     $   49,395
                                                                                   ==========     ==========

           The accompanying notes are an integral part of these consolidated financial statements.

                         KANSAS GAS AND ELECTRIC COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (In Thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   -------------------------
                                                                                      2001           2000
                                                                                   ----------     ----------
SALES...........................................................................   $  536,884     $  544,337

COST OF SALES...................................................................      170,909        129,030
                                                                                   ----------     ----------
GROSS PROFIT....................................................................      365,975        415,307
                                                                                   ----------     ----------
OPERATING EXPENSES:
    Operating and maintenance expense...........................................      147,025        141,400
    Depreciation and amortization...............................................       78,577         78,328
    Selling, general and administrative expense.................................       47,695         43,138
                                                                                   ----------     ----------
         Total Operating Expenses...............................................      273,297        262,866
                                                                                   ----------     ----------

INCOME FROM OPERATIONS..........................................................       92,678        152,441

OTHER EXPENSE...................................................................        6,311          4,705
                                                                                   ----------     ----------

EARNINGS BEFORE INTEREST AND TAXES..............................................       86,367        147,736
                                                                                   ----------     ----------

INTEREST EXPENSE:
    Interest expense on long-term debt..........................................       34,352         34,653
    Interest expense on short-term debt and other...............................        3,126          2,497
                                                                                   ----------     ----------
         Total Interest Expense.................................................       37,478         37,150
                                                                                   ----------     ----------

EARNINGS BEFORE INCOME TAXES....................................................       48,889        110,586

    Income tax expense..........................................................        9,017         32,216
                                                                                   ----------     ----------

NET INCOME BEFORE ACCOUNTING CHANGE.............................................       39,872         78,370

Cumulative effect of accounting change, net of tax of $8,520....................       12,898             --
                                                                                  -----------    -----------
NET INCOME......................................................................   $   52,770     $   78,370
                                                                                   ==========     ==========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

    Unrealized holding losses on cash flow hedges arising during the period.....   $  (19,738)    $       --
    Reclassification adjustment for activity included in net income.............          863             --
    Income tax benefit..........................................................        7,508             --
                                                                                   ----------     ----------
         Total other comprehensive income (loss), net of tax....................      (11,367)            --
                                                                                   ----------     ----------

COMPREHENSIVE INCOME............................................................   $   41,403     $   78,370
                                                                                   ==========     ==========

         The accompanying notes are an integral part of these consolidated financial statements.

                         KANSAS GAS AND ELECTRIC COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                 --------------------------
                                                                                    2001            2000
                                                                                 ----------      ----------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income.................................................................  $   52,770      $   78,370
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................................      78,577          78,328
    Amortization of nuclear fuel...............................................      12,665          12,487
    Amortization of deferred gain from sale-leaseback..........................      (8,871)         (8,871)
    Changes in working capital items:
       Accounts receivable, net................................................      47,191          22,440
       Inventories and supplies, net...........................................      (9,473)           (612)
       Prepaid expenses and other..............................................      (9,663)        (13,540)
       Energy trading contracts................................................      (1,821)             --
       Accounts payable........................................................      (6,593)          8,889
       Accrued liabilities.....................................................      18,992          31,509
       Other current liabilities...............................................      30,017          33,769
    Changes in other assets and liabilities....................................     (71,051)         44,233
                                                                                 ----------      ----------
                Cash flows from operating activities...........................     132,740         287,002
                                                                                 ----------      ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Additions to property, plant and equipment, net............................     (52,213)        (63,549)
                                                                                 ----------      ----------
                Cash flows used in investing activities........................     (52,213)        (63,549)
                                                                                 ----------      ----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Retirements of long-term debt..............................................        (130)             --
    Advances to parent company, net............................................     (10,041)       (142,580)
    Dividends to parent company................................................     (75,000)        (75,000)
                                                                                 ----------      ----------

                Cash flows used in financing activities........................     (85,171)       (217,580)
                                                                                 ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................      (4,644)          5,873

CASH AND CASH EQUIVALENTS:
    Beginning of the period....................................................       7,101              37
                                                                                 ----------      ----------
    End of the period..........................................................  $    2,457      $    5,910
                                                                                 ==========      ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
    Interest on financing activities, net of amount capitalized................  $   69,334      $   65,065
    Income taxes...............................................................          --          11,000


          The accompanying notes are an integral part of these consolidated financial statements.


                         KANSAS GAS AND ELECTRIC COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Kansas Gas and Electric Company (KGE, the company, we, us or our) is a rate-regulated electric utility and wholly owned subsidiary of Western Resources, Inc. We are engaged principally in the production, purchase, transmission, distribution and sale of electricity and serve approximately 293,000 electric customers in southeastern Kansas. We have no employees. All employees we utilize are provided by our parent, Western Resources, which allocates costs to us.

     We own 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). We record our proportionate share of all transactions of WCNOC as we do other jointly owned facilities.

     Consolidation Policy: Our unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. These financial statements and notes should be read in conjunction with the financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. Our accounting and rates are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC).

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


2. ACCOUNTING CHANGE

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133). Western Resources uses derivative instruments (primarily swaps, options and futures) to manage the commodity price risk inherent in fossil fuel purchases and electricity sales. We are allocated our proportionate share of the benefits and costs of Western Resources' commodity price risk management program based on fuel forecasts for Western Resources and us. These allocated benefits and costs are recognized in our financial statements.

     Under SFAS No. 133, all derivative instruments, including our energy trading contracts, are recorded on the balance sheet as either an asset or liability measured at fair value. Changes in a derivative's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Cash flows from derivative instruments are presented in net cash flow from operating activities.

     Derivative instruments used to manage commodity price risk inherent in fuel purchases and electricity sales are classified as energy trading contracts on the balance sheet. Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities.

     Prior to January 1, 2001, gains and losses on derivatives used for managing commodity price risk were deferred until settlement. These derivatives had not been designated as hedges under SFAS No. 133. Accordingly, in the first quarter of 2001, we recognized an unrealized gain of $12.9 million, net of $8.5 million tax, on these derivatives as a cumulative effect of a change in accounting principle.

     After January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk that are not designated as hedges are recognized currently as a cost of sales. For the quarter ended September 30, 2001, we recognized an unrealized gain of $0.2 million, net of $0.1 million tax, associated with these derivative instruments. For the nine months ended September 30, 2001, we recognized an unrealized loss of $12.6 million, net of $8.3 million tax benefit, excluding the cumulative effect of a change in accounting principle discussed above, associated with these derivative instruments. Accounting for derivatives under SFAS No. 133 will increase volatility of our future earnings.

     Gas Hedge: During the third quarter of 2001, we entered into hedging relationships to manage commodity price risk associated with future natural gas purchases. We are using futures contracts with a total notional volume of 28,980,000 MMBtu and terms extending through July 2004 to hedge this risk. We have designated these hedging relationships as cash flow hedges in accordance with SFAS No. 133.

     The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the period during which the hedged transaction affects earnings (the fuel is burned). Effectiveness is the degree to which gains and losses on the hedging instruments offset the gains and losses on the hedged item. The ineffective portion of the hedging relationship is recognized currently in earnings. Settlement gains or losses are included within the line items in the statements of income to which they relate.

     The following table reflects amounts recorded in assets, liabilities and accumulated other comprehensive income (loss) as of September 30, 2001 for the futures contracts designated as cash flow hedges:

                                                                    Gas Futures Contracts
                                                                    ---------------------
                                                                       (In Thousands)

Current derivative asset (a).........................................     $      --
Long-term derivative asset (b).......................................            --
                                                                          ---------

     Total Derivative Assets.........................................     $      --
                                                                          =========

Current derivative liability (c).....................................     $   8,092
Long-term derivative liability (d)...................................        10,809
                                                                          ---------

     Total Derivative Liabilities....................................     $  18,901
                                                                          =========

Total comprehensive loss.............................................     $ (19,738)
Reclassification adjustment for activity included in net income......           863
Estimated income tax benefit.........................................         7,508
                                                                          ---------
     Net Comprehensive Loss..........................................     $ (11,367)
                                                                          =========

     -----------------------------
     (a) Included in Energy trading contracts (asset)
     (b) Included in Other assets
     (c) Included in Energy trading contracts (liability)
     (d) Included in Other liabilities

     Amounts recognized in earnings as a result of hedge ineffectiveness were insignificant for the period ended September 30, 2001. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted natural gas purchases is 34 months as of September 30,

2001. We estimate that, based on market prices as of September 30, 2001, pretax losses of $8.1 million will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months as the hedged transactions affect earnings. The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.


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

     On August 9, 2001, we filed a petition with the KCC requesting reconsideration of the July 25, 2001 order. The petition specifically asked for the reconsideration of changes in depreciation, reductions in rate base related to deferred income taxes associated with the acquisition premium and a deferred gain on the sale and leaseback of one of our generating stations and several other issues. On September 5, 2001, the KCC issued an order denying our motion for reconsideration, which did not change our rate reduction. We began billing customers according to the new rates in September. On November 9, 2001, we filed an appeal of the KCC decisions to the Kansas Court of Appeals, in an action captioned "Western Resources, Inc. and Kansas Gas and Electric Company vs. The State Corporation Commission of the State of Kansas." The Court of Appeals will have 120 days to make a decision.

     KCC Investigation: See Note 4 for discussion of an investigation by the KCC of the separation of Western Resources' electric utility businesses (including us) from its non-utility businesses and other aspects of Western Resources' unregulated businesses.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with FERC against us alleging improper affiliate transactions between Western Resources' KPL division and us. The City of Wichita asked that FERC equalize the generation costs between KPL and us, in addition to other matters. After hearings on the case, a FERC administrative law judge ruled in our favor confirming that no change in rates was required. On December 13, 2000, the City of Wichita filed a brief with FERC asking that the Commission overturn the judge's decision. On January 5, 2001, we filed a brief opposing the City's position. We cannot predict when FERC may make a decision. A decision requiring equalization of rates could have a material adverse effect on our results of operations and financial position.


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

     On July 20, 2001, the KCC issued an order that, among other things, (1) confirmed its May 22, 2001 order prohibiting Western Resources and Westar Industries from taking any action to complete the proposed rights offering and nullifying the Asset Allocation and Separation Agreement; (2) directed Western Resources and Westar Industries not to take any action or enter into any agreement not related to normal utility operations that would directly or indirectly increase the share of debt in Western Resources' capital structure applicable to its electric utility operations, which has the effect of prohibiting Western Resources from borrowing to make a loan or capital contribution to Westar Industries; and (3) directed Western Resources to present a plan consistent with parameters established by the KCC's order, to restore financial health, achieve a balanced capital structure and protect ratepayers from the risks of Western Resources' non-utility businesses. In its order, the KCC also acknowledged that Western Resources is presently operating efficiently and at reasonable cost and stated that it was not disapproving the PNM transaction or a split-off of Westar Industries. Western Resources filed a petition for general reconsideration of the order.

     On October 3, 2001, the KCC issued an order on reconsideration that upheld the July 20, 2001 order. On October 3, 2001 and November 1, 2001, Western Resources filed petitions in the District Court of Shawnee County, Kansas, seeking judicial review and reversal of the orders issued by the KCC.

     On October 12, 2001, PNM filed a lawsuit in the Supreme Court of the State of New York captioned "Public Service Company of New Mexico et al. v. Western Resources, Inc." The lawsuit seeks among other things, declaratory judgment that PNM is not obligated to proceed to close the transaction because of orders issued by the KCC. PNM believes the orders constitute a material adverse effect and make the condition that the split-off of Westar Industries occur prior to closing incapable of satisfaction. PNM also seeks unspecified monetary damages for breach of representation. Western Resources intends to file a timely response.

     On November 6, 2001, Western Resources filed a financial plan with the KCC as required by the July 20, 2001 KCC order. The principal objective of the financial plan is to reduce by approximately $1.0 billion Western Resources' total debt as calculated by the KCC. The KCC calculation excludes Protection One debt and certain other debt. Approximately $100 million to $175 million of debt would be repaid in the next several months from the proceeds of an offering of common stock by Westar Industries, which would be advanced to Western Resources for this purpose. Following the initial offering, if the common stock of Westar Industries trades for 45 consecutive trading days at a price that is 25% above the price necessary to reduce Western Resources' total debt to less than $1.8 billion, Western Resources would be required to use its best efforts to sell enough shares of the common stock of Westar Industries that Western Resources owns, or shares of Western Resources' common stock, to reduce total debt to $1.8 billion. Western Resources expects this transaction would occur within three years. The initial offering would take place following approval of the plan by the KCC. The KCC has indicated information about the regulatory process for approval of the plan would be made available within approximately ten days after the plan was filed.

     Western Resources is unable to predict the outcome of these matters or their impact on Western Resources' strategic plans, including the PNM/split-off transaction, financial condition or results of operations. Western Resources can give no assurance as to whether or when the PNM transaction or a split-off may occur.


5. COMMITMENTS AND CONTINGENCIES

     Manufactured Gas Sites: We have been associated with three former manufactured gas sites located in Kansas that may contain coal tar and other potentially harmful materials. We and the Kansas Department of Health and Environment entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow us to investigate these sites and set remediation priorities based on the results of the investigations and risk analyses. As of September 30, 2001, the costs incurred for preliminary site investigation and risk assessment have been immaterial.

     Asset Retirement Obligations: The Financial Accounting Standards Board
(FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When it is initially recorded, we will capitalize the estimated asset retirement obligation by increasing the carrying amount of the related long-lived asset. The liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the life of the asset. The standard is effective for fiscal years beginning after June 15, 2002 with earlier adoption encouraged. We are reviewing what impact this pronouncement will have on current accounting practices including nuclear power plant decommissioning and our results of operations.

     Additional Information: For additional information regarding Commitments and Contingencies, see Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2000.


6. INCOME TAXES

     We have recorded income tax benefits and expenses for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant unusual or extraordinary items. Our effective income tax rate for the three and nine months ended September 30, 2001, was a tax expense of 25% and 18%, respectively, compared to 29% for each of the similar periods of 2000.

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

     Electric Operations involve the production, transmission and distribution of electric power for sale to approximately 293,000 retail and wholesale customers in Kansas. Nuclear Generation represents our 47% ownership in the Wolf Creek nuclear generating facility. This segment has only internal sales because it provides all of its power to its co-owners.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2000. We evaluate segment performance based on earnings before interest and taxes (EBIT).

Three Months Ended September 30, 2001:
--------------------------------------

                                                 Electric          Nuclear          Eliminating
                                                Operations       Generation            Items               Total
                                                ----------       ----------         -----------       -------------
                                                                         (In Thousands)
External sales...............................  $    206,926      $       --         $         --      $     206,926
Internal sales...............................            --          29,531              (29,531)                --
Earnings (loss) before interest and taxes....        61,160          (5,872)                  --             55,288
Interest expense.............................                                                                12,712
Earnings before income taxes.................                                                                42,576

Three Months Ended September 30, 2000:
--------------------------------------

                                                 Electric          Nuclear          Eliminating
                                                Operations       Generation            Items               Total
                                                ----------       ----------         ------------      -------------
                                                                         (In Thousands)
External sales...............................  $    229,456      $       --         $         --      $     229,456
Internal sales...............................            --          27,940              (27,940)                --
Earnings (loss) before interest and taxes....        87,578          (5,731)                  --             81,847
Interest expense.............................                                                                12,409
Earnings before income taxes.................                                                                69,438


Nine Months Ended September 30, 2001:
-------------------------------------

                                                 Electric          Nuclear          Eliminating
                                              Operations (a)     Generation            Items               Total
                                              --------------     ----------         -----------       -------------
                                                                         (In Thousands)
External sales...............................  $    536,884      $       --         $         --      $     536,884
Internal sales...............................            --          87,894              (87,894)                --
Earnings (loss) before interest and taxes
and cumulative effect of accounting
change.......................................       100,929         (14,562)                  --             86,367
Interest expense.............................                                                                37,478
Earnings before income taxes.................                                                                48,889


Nine Months Ended September 30, 2000:
-------------------------------------

                                                 Electric          Nuclear          Eliminating
                                                Operations       Generation            Items               Total
                                                ----------       ----------         ------------      -------------
                                                                         (In Thousands)
External sales...............................  $    544,337      $       --         $         --      $     544,337
Internal sales...............................            --          86,733              (86,733)                --
Earnings (loss) before interest and taxes....       161,671         (13,935)                  --            147,736
Interest expense.............................                                                                37,150
Earnings before income taxes.................                                                               110,586

------------------------
(a) EBIT shown above for Electric Operations does not include the unrealized gain on derivatives reported as a cumulative effect of a change in accounting principle. If the effect had been included, EBIT for the Electric Operations segment for the nine months ended September 30, 2001 would have been $122,347.

                         KANSAS GAS AND ELECTRIC COMPANY


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
          OF OPERATIONS
         --------------


INTRODUCTION

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2000 and should be read in conjunction with that report. In this section we discuss our general financial condition, significant changes and operating results. We explain:


         -    what factors impact our business,
         - what our earnings and costs were for the three and nine months ended September 30, 2001 and 2000,
         -    why these earnings and costs differed from period to period,
         - how our earnings and costs affect our overall financial condition and
         - any other items that particularly affect our financial condition or earnings.


SUMMARY OF SIGNIFICANT ITEMS

     KCC Rate Case: On November 27, 2000, Western Resources and we filed applications with the Kansas Corporation Commission (KCC) for a change in retail rates. On July 25, 2001, the KCC ordered an annual reduction in our electric rates of $41.2 million. Effective the date of the order, we began to recognize a liability for amounts currently being collected from customers that will be subject to refund, with interest, pursuant to the order.

     On August 9, 2001, we filed a petition with the KCC requesting reconsideration of the July 25, 2001 order. The petition specifically asked for the reconsideration of changes in depreciation, reductions in rate base related to deferred income taxes associated with the acquisition premium and a deferred gain on the sale and leaseback of one of our generating stations and several other issues. On September 5, 2001, the KCC issued an order denying our motion for reconsideration, which did not change our rate reduction. We began billing customers according to the new rates in September. On November 9, 2001, we filed an appeal of the KCC decisions to the Kansas Court of Appeals, in an action captioned "Western Resources, Inc. and Kansas Gas and Electric Company vs. The State Corporation Commission of the State of Kansas." The Court of Appeals will have 120 days to make a decision.


OPERATING RESULTS

Sales

     The following tables reflect the changes in electric sales volumes, as measured by megawatt hours (MWh), for the three and nine months ended September 30, 2001, from the comparable periods of 2000. System hedging transactions are excluded because they do not have any physical sales volumes associated with them.

Three Months Ended September 30,

                                       2001         2000       % Change
                                       ----         ----       --------
                                      (Thousands of MWh)

           Residential..........        928         1,088        (14.7)
           Commercial...........        817           796          2.6
           Industrial...........        958           981         (2.3)
           Other ...............         11            11           --
                                      -----         -----
               Total retail.....      2,714         2,876         (5.6)
           Wholesale............        451           452         (0.2)
                                      -----         -----
               Total............      3,165         3,328         (4.9)
                                      =====         =====


Nine Months Ended September 30,

                                       2001         2000       % Change
                                       ----         ----       --------
                                      (Thousands of MWh)

           Residential..........      2,238         2,327         (3.8)
           Commercial...........      2,015         1,965          2.5
           Industrial...........      2,692         2,704         (0.4)
           Other................         33            33           --
                                      -----         -----
               Total retail.....      6,978         7,029         (0.7)
           Wholesale............      1,730         1,831         (5.5)
                                      -----         -----
               Total............      8,708         8,860         (1.7)
                                      =====         =====

Business Segments

     Our business is segmented according to differences in products and services, production processes and management responsibility. Based on this approach, we have identified two reportable segments: Electric Operations and Nuclear Generation.

The following table reflects key information for our business segments:

                              Three Months Ended            Nine Months Ended
                                 September 30,                September 30,
                           -------------------------    ------------------------
                              2001           2000          2001          2000
                           ----------     ----------    -----------   ----------
                                 (In Thousands)              (In Thousands)
  Electric Operations:
     External sales.......  $ 206,926     $  229,456    $  536,884    $ 544,337
     EBIT (a).............     61,160         87,578       100,929      161,671

  Nuclear Generation (b):
     Internal sales.......  $  29,531     $   27,940    $   87,894    $  86,733
     EBIT.................     (5,872)        (5,731)      (14,562)     (13,935)

  -------------------

  (a) EBIT shown above for Electric Operations does not include the unrealized gain on derivatives reported as a cumulative effect of a change in accounting principle. If the effect had been included, EBIT for the Electric Operations segment for the nine months ended September 30, 2001 would have been $122,347.
  (b) Nuclear Generation amounts represent our 47% share of Wolf Creek's operating results.

     Electric Operations

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000: External sales consist of the power produced and purchased for sale to wholesale and retail customers. External sales decreased approximately 10% primarily due to lower retail residential sales. Retail sales were lower due to cooler weather than normal. Cooling degree days were down 51% over the same quarter of 2000 and were 40% less than normal for this period. The rate reductions ordered by the KCC in July 2001 also contributed to the decrease in revenues.

     Cost of sales increased $1.6 million, or 3%, mainly because of the higher costs associated with the dispatching of electric power. Operating expenses increased $2.3 million, or 3%, primarily due to higher selling, general and administrative expenses as a result of increased allocated employee benefits costs. EBIT decreased $26.4 million as a result of these increases and the decrease in retail sales.

     Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000: External sales decreased approximately 1% primarily due to a reduction in retail sales and system hedging transactions and the rate reductions ordered by the KCC in July 2001. These reductions were partially offset by higher wholesale and interchange sales as a result of higher market prices, even though volumes were down 6%.

     Cost of sales increased $41.6 million, or 37%, primarily due to a $20.9 million non-cash mark-to-market adjustment on fuel derivatives as prescribed by SFAS No. 133, a $2.3 million increase in fuel expense, a $6.9 million increase in purchased power costs and an $11.5 million increase in costs associated with the dispatching of electric power. Gross profit decreased $49.1 million, or 11%. Operating expenses increased $8.9 million, or 5%, because of higher operating and maintenance expenses associated with planned outages and increased selling, general and administrative expenses. As a result of the higher cost of sales and operating expenses discussed above and reduced revenues, EBIT decreased $60.7 million. Excluding the mark-to-market adjustment on fuel derivatives, EBIT would have decreased $39.8 million.

     Nuclear Generation

     Nuclear Generation has only internal sales because it provides all of its power to its co-owners: Kansas City Power and Light Company, Kansas Electric Power Cooperative, Inc., and us. We own 47% of Wolf Creek Nuclear Operating Corporation, the operating company for Wolf Creek Generating Station (Wolf Creek). Internal sales are priced at the internal transfer price that Nuclear Generation charges to Electric Operations. Internal sales and EBIT did not materially change for the three and nine months ended September 30, 2001, compared to the same periods in 2000, because there were no major Wolf Creek refueling outages in either period. EBIT is negative because internal sales are less than Wolf Creek's costs.


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

     Future Cash Requirements: Our business requires significant capital investments. See our Annual Report on Form 10-K for the year ended December 31, 2000 for additional information about anticipated capital expenditures for years 2001 through 2003. The KCC's order reducing our annual rates by $41.2 million and the combined rates of Western Resources and us by $15.6 million will also reduce Western Resources' and our annual cash flow. We and Western Resources are evaluating the extent to which these reductions in cash flow will, among other things, require us to take steps to reduce our currently planned capital needs and operating expenses or increase our cost of financing.

     Credit Ratings: Standard & Poor's (S&P), Fitch Investors Service (Fitch) and Moody's Investors Service (Moody's) are independent credit-rating agencies that rate Western Resources' and our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal on these securities. On October 19, 2001, S&P removed us from its CreditWatch listing and changed the ratings outlook of Western Resources and us to "negative."

         As of November 7, 2001, ratings with these agencies are as follows:

                           Western
                          Resources      Western          KGE
                          Mortgage      Resources      Mortgage
                            Bond        Unsecured        Bond
                           Rating         Debt          Rating
                          ---------     ---------      --------
          S&P..........     BBB-          BB-            BB+
          Fitch........     BB+           BB             BB+
          Moody's......     Ba1           Ba2            Ba1

     In general, declines in Western Resources' and our credit ratings make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.


OTHER INFORMATION

KCC Investigation

     See Note 4 of the Notes to the Consolidated Financial Statements for discussion of an investigation by the KCC of the separation of Western Resources' electric utility businesses (including us) from its non-utility businesses and other aspects of Western Resources' unregulated businesses.

FERC Proceeding

     In September 1999, the City of Wichita filed a complaint with the Federal Energy Regulatory Commission (FERC) against us alleging improper affiliate transactions between Western Resources' KPL division and us. The City of Wichita asked that FERC equalize the generation costs between KPL and us, in addition to other matters. After hearings on the case, a FERC administrative law judge ruled in our favor confirming that no change in rates was required. On December 13, 2000, the City of Wichita filed a brief with FERC asking that the Commission overturn the judge's decision. On January 5, 2001, we filed a brief opposing the City's position. We cannot predict when FERC may make a decision. A decision requiring equalization of rates could have a material adverse effect on our results of operations and financial position.

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

     On July 20, 2001, the KCC issued an order that, among other things, (1) confirmed its May 22, 2001 order prohibiting Western Resources and Westar Industries from taking any action to complete the proposed rights offering and nullifying the Asset Allocation and Separation Agreement; (2) directed Western Resources and Westar Industries not to take any action or enter into any agreement not related to normal utility operations that would directly or indirectly increase the share of debt in Western Resources' capital structure applicable to its electric utility operations, which has the effect of prohibiting Western Resources from borrowing to make a loan or capital contribution to Westar Industries; and (3) directed Western Resources to present a plan consistent with parameters established by the KCC's order, to restore financial health, achieve a balanced capital structure and protect ratepayers from the risks of Western Resources' non-utility businesses. In its order, the KCC also acknowledged that Western Resources is presently operating efficiently and at reasonable cost and stated that it was not disapproving the PNM transaction or a split-off of Westar Industries. Western Resources filed a petition for general reconsideration of the order.

     On October 3, 2001, the KCC issued an order on reconsideration that upheld the July 20, 2001 order. On October 3, 2001 and November 1, 2001, Western Resources filed petitions in the District Court of Shawnee County, Kansas, seeking judicial review and reversal of the orders issued by the KCC.

     On October 12, 2001, PNM filed a lawsuit in the Supreme Court of the State of New York captioned "Public Service Company of New Mexico et al. v. Western Resources, Inc." The lawsuit seeks among other things, declaratory judgment that PNM is not obligated to proceed to close the transaction because of orders issued by the KCC. PNM believes the orders constitute a material adverse effect and make the condition that the split-off of Westar Industries occur prior to closing incapable of satisfaction. PNM also seeks unspecified monetary damages for breach of representation. Western Resources intends to file a timely response.

     On November 6, 2001, Western Resources filed a financial plan with the KCC as required by the July 20, 2001 KCC order. The principal objective of the financial plan is to reduce by approximately $1.0 billion Western Resources' total debt as calculated by the KCC. The KCC calculation excludes Protection One debt and certain other debt. Approximately $100 million to $175 million of debt would be repaid in the next several months from the proceeds of an offering of common stock by Westar Industries, which would be advanced to Western Resources for this purpose. Following the initial offering, if the common stock of Westar Industries trades for 45 consecutive trading days at a price that is 25% above the price necessary to reduce Western Resources' total debt to less than $1.8 billion, Western Resources would be required to use its best efforts to sell enough shares of the common stock of Westar Industries that Western Resources owns, or shares of Western Resources' common stock, to reduce total debt to $1.8 billion. Western Resources expects this transaction would occur within three years. The initial offering would take place following approval of the plan by the KCC. The KCC has indicated information about the regulatory process for approval of the plan would be made available within approximately ten days after the plan was filed.

     Western Resources is unable to predict the outcome of these matters or their impact on Western Resources' strategic plans, including the PNM/split-off transaction, financial condition or results of operations. Western Resources can give no assurance as to whether or when the PNM transaction or a split-off may occur.

Nuclear Insurance

     As of November 15, 2001, Nuclear Electric Insurance Limited (NEIL), the provider of insurance for the owners of Wolf Creek, is increasing the potential retrospective assessments in its nuclear insurance policies. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves and other NEIL resources, we may be subject to retrospective assessments under the amended NEIL policies of approximately $10.7 million per year. For additional information regarding our nuclear insurance coverage, see
Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2000.

Accounting Change

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133). Western Resources uses derivative instruments (primarily swaps, options and futures) to manage the commodity price risk inherent in fossil fuel purchases and electricity sales. We are allocated our proportionate share of the benefits and costs of Western Resources' commodity price risk management program based on fuel forecasts for Western Resources and us. These allocated benefits and costs are recognized in our financial statements.

     Under SFAS No. 133, all derivative instruments, including our energy trading contracts, are recorded on the balance sheet as either an asset or liability measured at fair value. Changes in a derivative's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Cash flows from derivative instruments are presented in net cash flow from operating activities.

     Derivative instruments used to manage commodity price risk inherent in fuel purchases and electricity sales are classified as energy trading contracts on the balance sheet. Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities.

     Prior to January 1, 2001, gains and losses on derivatives used for managing commodity price risk were deferred until settlement. These derivatives had not been designated as hedges under SFAS No. 133. Accordingly, in the first quarter of 2001, we recognized an unrealized gain of $12.9 million, net of $8.5 million tax, on these derivatives as a cumulative effect of a change in accounting principle.

     After January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk that are not designated as hedges are recognized currently as a cost of sales. For the quarter ended September 30, 2001, we recognized an unrealized gain of $0.2 million, net of $0.1 million tax, associated with these derivative instruments. For the nine months ended September 30, 2001, we recognized an unrealized loss of $12.6 million, net of $8.3 million tax benefit, excluding the cumulative effect of a change in accounting principle discussed above, associated with these derivative instruments. Accounting for derivatives under SFAS No. 133 will increase volatility of our future earnings.

     Gas Hedge: During the third quarter of 2001, we entered into hedging relationships to manage commodity price risk associated with future natural gas purchases. We are using futures contracts with a total notional volume of 28,980,000 MMBtu and terms extending through July 2004 to hedge this risk. We have designated these hedging relationships as cash flow hedges in accordance with SFAS No. 133.

     The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the period during which the hedged transaction affects earnings (the fuel is burned). Effectiveness is the degree to which gains and losses on the hedging instruments offset the gains and losses on the hedged item. The ineffective portion of the hedging relationship is recognized currently in earnings. Settlement gains or losses are included within the line items in the statements of income to which they relate.

     The following table reflects amounts recorded in assets, liabilities and accumulated other comprehensive income (loss) as of September 30, 2001 for the futures contracts designated as cash flow hedges:

                                                                    Gas Futures Contracts
                                                                    ---------------------
                                                                       (In Thousands)

Current derivative asset (a)........................................      $      --
Long-term derivative asset (b)......................................             --
                                                                          ---------

     Total Derivative Assets........................................      $      --
                                                                          =========

Current derivative liability (c)....................................      $   8,092
Long-term derivative liability (d)..................................         10,809
                                                                          ---------

     Total Derivative Liabilities...................................      $  18,901
                                                                          =========

Total comprehensive loss............................................      $ (19,738)
Reclassification adjustment for activity included in net income.....            863
Estimated income tax benefit........................................          7,508
                                                                          ---------

     Net Comprehensive Loss.........................................      $ (11,367)
                                                                          =========

     -----------------------------

    (a) Included in Energy trading contracts (asset)
    (b) Included in Other assets
    (c) Included in Energy trading contracts (liability)
    (d) Included in Other liabilities

     Amounts recognized in earnings as a result of hedge ineffectiveness were insignificant for the period ended September 30, 2001. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted natural gas purchases is 34 months as of September 30, 2001. We estimate that, based on market prices as of September 30, 2001, pretax losses of $8.1 million will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months as the hedged transactions affect earnings. The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Market Risk Disclosure

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

        Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.


Item 5. Other Information
        -----------------

        None


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits:  None.

        (b) Reports on Form 8-K filed during the three months ended September 30, 2001: None.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KANSAS GAS AND ELECTRIC COMPANY


Date:   November 14, 2001               By:          /s/ Ronald W. Holt
        -----------------                    -----------------------------------
                                                       Ronald W. Holt
                                             Chairman of the Board and President