Form 10-Q
period 2002-03-31
KANSAS GAS & ELECTRIC CO /KS/
filed 2002-05-15
CIK 54496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________



                          Commission File Number 1-7324
                                                 ------

                         KANSAS GAS AND ELECTRIC COMPANY
                         -------------------------------
             (Exact name of registrant as specified in its charter)


              Kansas                                            48-1093840
-----------------------------------                       ---------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                          Identification Number)

                                  P.O. BOX 208
                              Wichita, Kansas 67201
                                 (316) 261-6611
   --------------------------------------------------------------------------
   (Address, including Zip code and telephone number, including area code, of registrant's principal executive offices)

                            _________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock, No par value                     1,000 Shares
         --------------------------            ----------------------------
                   (Class)                     (Outstanding at May 8, 2002)

     Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q for certain wholly-owned subsidiaries and is therefore filing this form with a reduced disclosure format.

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I.  Financial Information

   Item 1.   Financial Statements

             Consolidated Balance Sheets .........................................................       4

             Consolidated Statements of Income (Loss) and Comprehensive Income ...................       5

             Consolidated Statements of Cash Flows ...............................................       6

             Notes to Consolidated Financial Statements ..........................................       7

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations ..........................................................................      11

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..........................      16

PART II.  Other Information

   Item 1.   Legal Proceedings ...................................................................      17

   Item 2.   Changes in Securities and Use of Proceeds ...........................................      17

   Item 3.   Defaults Upon Senior Securities .....................................................      17

   Item 4.   Submission of Matters to a Vote of Security Holders .................................      17

   Item 5.   Other Information ...................................................................      17

   Item 6.   Exhibits and Reports on Form 8-K ....................................................      18

Signature ........................................................................................      19

                           FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning:

     -   capital expenditures,
     -   earnings,
     -   liquidity and capital resources,
     -   litigation,
     - possible corporate restructurings, mergers, acquisitions and dispositions,
     -   compliance with debt and other restrictive covenants,
     -   interest and dividends,
     - the financial condition of other Western Resources, Inc.'s subsidiaries and their impact on Western Resources, Inc.'s results, including impairment charges that were recorded in the first quarter of 2002 that may affect our liquidity,
     -   environmental matters,
     -   nuclear operations and
     -   the overall economy of our service area.

     What happens in each case could vary materially from what we expect because of such things as:

     -   electric utility deregulation,
     - ongoing municipal, state and federal activities, such as the Wichita municipalization effort,
     -   future economic conditions,
     -   changes in accounting requirements and other accounting matters,
     -   changing weather,
     - rate and other regulatory matters, including the impact of (i) the Kansas Corporation Commission's order to reduce our rates issued on July 25, 2001, (ii) the Kansas Corporation Commission's order issued July 20, 2001 and related proceedings, with respect to the proposed separation of Western Resources, Inc.'s electric utility businesses (including us) from Westar Industries, Inc. and (iii) the Kansas Corporation Commission's recent comments and orders relating to Western Resources, Inc.'s Federal Energy Regulatory Commission financing authority,
     - the impact on our service territory of the September 11, 2001 terrorist attacks,
     - the impact of Enron Corp.'s bankruptcy on the market for trading wholesale electricity,
     -   political, legislative and regulatory developments,
     -   amendments or revisions to Western Resources, Inc.'s current plans,
     - the consummation of the acquisition of the electric operations of Western Resources, Inc. (including us) by Public Service Company of New Mexico and related litigation,
     -   regulatory, legislative and judicial actions,
     -   regulated and competitive markets and
     -   other circumstances affecting anticipated operations, sales and costs.

     These lists are not all-inclusive because it is not possible to predict all possible factors.

     See "Item 1. Business - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001, for additional information on matters that could impact our expectations. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

                         KANSAS GAS AND ELECTRIC COMPANY

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                          March 31,       December 31,
                                                                                            2002              2001
                                                                                         ----------        ----------
                                                                                        (Unaudited)
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .....................................................      $    6,525        $    5,564
    Accounts receivable, net ......................................................          51,820            45,209
    Receivable from affiliates ....................................................          35,866            17,349
    Inventories and supplies, net .................................................          63,504            65,531
    Energy trading contracts ......................................................          17,117             4,887
    Deferred tax assets ...........................................................               -             1,002
    Prepaid expenses and other ....................................................          12,025            23,312
                                                                                         ----------        ----------
         Total Current Assets .....................................................         186,857           162,854
                                                                                         ----------        ----------
PROPERTY, PLANT AND EQUIPMENT, NET ................................................       2,413,126         2,426,875
                                                                                         ----------        ----------
OTHER ASSETS:
    Regulatory assets .............................................................         242,556           244,108
    Energy trading contracts ......................................................           3,201                 -
    Other .........................................................................         109,605            96,208
                                                                                         ----------        ----------
         Total Other Assets .......................................................         355,362           340,316
                                                                                         ----------        ----------
TOTAL ASSETS ......................................................................      $2,955,345        $2,930,045
                                                                                         ==========        ==========
                     LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ..............................................................      $   51,845        $   52,657
    Accrued liabilities ...........................................................          53,139            36,580
    Energy trading contracts ......................................................          18,342             9,970
    Deferred income taxes .........................................................           5,018                 -
    Other .........................................................................          34,502            35,151
                                                                                         ----------        ----------
         Total Current Liabilities ................................................         162,846           134,358
                                                                                         ----------        ----------
LONG-TERM LIABILITIES:
    Long-term debt, net ...........................................................         684,391           684,360
    Deferred income taxes and investment tax credits ..............................         720,420           726,676
    Deferred gain from sale-leaseback .............................................         171,509           174,466
    Energy trading contracts ......................................................           3,423             6,130
    Other .........................................................................         157,512           155,666
                                                                                         ----------        ----------
         Total Long-Term Liabilities ..............................................       1,737,255         1,747,298
                                                                                         ----------        ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
    Common stock, without par value; authorized and issued 1,000 shares ...........       1,065,634         1,065,634
    Accumulated other comprehensive loss, net .....................................          (2,807)          (11,023)
    Retained earnings .............................................................          (7,583)           (6,222)
                                                                                         ----------        ----------
         Total Shareholder's Equity ...............................................       1,055,244         1,048,389
                                                                                         ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ........................................      $2,955,345        $2,930,045
                                                                                         ==========        ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                         KANSAS GAS AND ELECTRIC COMPANY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                            AND COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          --------------------------
                                                                              2002           2001
                                                                          -----------     ----------
SALES ................................................................    $   165,280     $  163,993

COST OF SALES ........................................................         55,466         51,993
                                                                          -----------     ----------

GROSS PROFIT .........................................................        109,814        112,000
                                                                          -----------     ----------
OPERATING EXPENSES:
    Operating and maintenance ........................................         52,132         51,662
    Depreciation and amortization ....................................         26,591         25,876
    Selling, general and administrative ..............................         25,545         15,387
                                                                          -----------     ----------
          Total Operating Expenses ...................................        104,268         92,925
                                                                          -----------     ----------

INCOME FROM OPERATIONS ...............................................          5,546         19,075

OTHER EXPENSE ........................................................         (3,383)        (2,452)
                                                                          -----------     ----------

EARNINGS BEFORE INTEREST AND TAXES ...................................          2,163         16,623
                                                                          -----------     ----------

INTEREST EXPENSE:
    Interest expense on long-term debt ...............................         10,731         11,195
    Interest expense on short-term debt and other ....................            769            903
                                                                          -----------     ----------
          Total Interest Expense .....................................         11,500         12,098
                                                                          -----------     ----------

EARNINGS (LOSSES) BEFORE INCOME TAXES ................................         (9,337)         4,525

Income tax benefit ...................................................         (7,976)          (572)
                                                                          -----------     ----------

NET INCOME (LOSS) BEFORE ACCOUNTING CHANGE ...........................         (1,361)         5,097

Cumulative effect of accounting change, net of tax of $8,520 .........              -         12,898
                                                                          -----------     ----------

NET INCOME (LOSS) ....................................................    $    (1,361)    $   17,995
                                                                          ===========     ==========

OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Unrealized holding gains on cash flow hedges arising during the
       period ........................................................    $    13,132     $        -
    Adjustment for losses included in net income .....................            665              -
    Income tax expense ...............................................         (5,581)             -
                                                                          -----------     ----------
          Total other comprehensive gain, net of tax .................          8,216              -
                                                                          -----------     ----------

COMPREHENSIVE INCOME .................................................    $     6,855     $   17,995
                                                                          ===========     ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                         KANSAS GAS AND ELECTRIC COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 -----------------------
                                                                                    2002         2001
                                                                                 ----------   ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income (loss) .......................................................    $   (1,361)  $   17,995
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Cumulative effect of accounting change ..................................             -      (12,898)
    Depreciation and amortization ...........................................        26,591       25,876
    Amortization of nuclear fuel ............................................         3,730        4,129
    Amortization of deferred gain from sale-leaseback .......................        (2,957)      (2,957)
    Net deferred taxes ......................................................        (5,818)      (5,198)
    Net changes in energy trading assets and liabilities ....................         4,032         (257)
    Changes in working capital items:
       Accounts receivable, net .............................................          (321)      11,684
       Inventories and supplies, net ........................................         2,026       (1,420)
       Prepaid expenses and other ...........................................        10,637       16,960
       Accounts payable .....................................................          (812)      (5,019)
       Accrued liabilities ..................................................        16,560       18,758
    Changes in other assets and liabilities .................................       (18,309)     (12,021)
                                                                                 ----------   ----------
              Cash flows from operating activities ..........................        33,998       55,632
                                                                                 ----------   ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Additions to property, plant and equipment, net .........................       (14,520)     (17,965)
                                                                                 ----------   ----------
              Cash flows used in investing activities .......................       (14,520)     (17,965)
                                                                                 ----------   ----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Advances to parent company, net .........................................       (18,517)     (15,939)
    Retirements of long-term debt ...........................................             -          (99)
    Dividends to parent company .............................................             -      (25,000)
                                                                                 ----------   ----------
              Cash flows used in financing activities .......................       (18,517)     (41,038)
                                                                                 ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................           961       (3,371)
CASH AND CASH EQUIVALENTS:
    Beginning of period .....................................................         5,564        7,101
                                                                                 ----------   ----------
    End of period ...........................................................    $    6,525   $    3,730
                                                                                 ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    CASH PAID FOR:
    Interest on financing activities, net of amount capitalized .............    $    6,046   $    6,283
    Income taxes ............................................................             -            -

  The accompanying notes are an integral part of these consolidated financial statements.

                         KANSAS GAS AND ELECTRIC COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

1.  DESCRIPTION OF BUSINESS

     Kansas Gas and Electric Company (KGE, the company, we, us or our) is a rate-regulated electric utility incorporated in 1990 in the State of Kansas. We are a wholly owned subsidiary of Western Resources, Inc. (Western Resources) and we provide rate-regulated electric service using the name Westar Energy. We are engaged principally in the generation, purchase, transmission, distribution and sale of electricity in southeastern Kansas, including the Wichita metropolitan area.

     We own 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). We record our proportionate share of all transactions of WCNOC as we do other jointly owned facilities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Use of Management's Estimates

     The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In management's opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Cumulative Effect of Accounting Change

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133). We use derivative instruments (primarily swaps, options and futures) to manage interest rate exposure and the commodity price risk inherent in fossil fuel purchases and electricity sales. Under SFAS No. 133, all derivative instruments, including our energy trading contracts, are recorded on our consolidated balance sheet as either an asset or liability measured at fair value. Changes in a derivative's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Cash flows from derivative instruments are presented in net cash flows from operating activities.

     Derivative instruments used to manage commodity price risk inherent in fuel purchases and electricity sales are classified as energy trading contracts on our consolidated balance sheet. Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities.

     Prior to January 1, 2001, gains and losses on our derivatives used for managing commodity price risk were deferred until settlement. These derivatives were not designated as hedges under SFAS No. 133. Accordingly, on January 1, 2001, we recognized an unrealized gain of $12.9 million, net of $8.5 million of tax. This gain is presented on our consolidated statement of income in our Annual Report on Form 10-K for the year ended December 31, 2001 as a cumulative effect of a change in accounting principle.

     After January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk that are not designated as hedges are recognized in revenue as discussed in Note 2 of the "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001. Accounting for derivatives under SFAS No. 133 will increase volatility of our future earnings.

Reclassifications

     Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.

3.  RATE MATTERS AND REGULATION

KCC Rate Proceedings

     On November 27, 2000, Western Resources and we filed applications with the Kansas Corporation Commission (KCC) for an increase in retail rates. On July 25, 2001, the KCC ordered an annual reduction in our electric rates of $41.2 million.

     On August 9, 2001, Western Resources and we filed petitions with the KCC requesting reconsideration of the July 25, 2001 order. The petitions specifically asked for reconsideration of changes in depreciation, reductions in rate base related to deferred income taxes associated with the acquisition premium and a deferred gain on the sale and leaseback of our LaCygne 2 generating unit and several other issues. On September 5, 2001, the KCC issued an order in response to our motion for reconsideration, which did not change our rate reduction. On November 9, 2001, we filed an appeal of the KCC decisions with the Kansas Court of Appeals in an action captioned "Western Resources, Inc. and Kansas Gas and Electric Company vs. The State Corporation Commission of the State of Kansas." On March 8, 2002, the Court of Appeals upheld the KCC orders. On April 8, 2002, Western Resources and we filed a petition for review of the decision of the Court of Appeals with the Kansas Supreme Court, which has discretion to decide whether to hear this matter. We petitioned the court to review the KCC's rulings related to deferred income taxes associated with the acquisition premium and a deferred gain on the sale and leaseback of our LaCygne 2 generating unit. We can give no assurance that the Kansas Supreme Court will accept our petition for review and there is no time limit for action by the Kansas Supreme Court.

KCC Investigation and Order

     See Note 4 for a discussion of the order issued by the KCC on July 20, 2001 in the KCC's docket investigating the proposed separation of Western Resources' electric utility businesses (including us) from its non-utility businesses and other aspects of Western Resources' unregulated businesses.

4.  SPLIT-OFF OF WESTAR INDUSTRIES

KCC Proceedings and Orders

     The merger with Public Service Company of New Mexico (PNM) contemplated the completion of a rights offering for shares of Westar Industries, Inc. (Westar Industries), a wholly owned subsidiary of Western Resources, prior to closing. On May 8, 2001, the KCC opened an investigation of the proposed separation of

Western Resources' electric utility businesses (including us) from its non-utility businesses, including the rights offering, and other aspects of its unregulated businesses. The order opening the investigation indicated that the investigation would focus on whether the separation and other transactions involving Western Resources' unregulated businesses are consistent with its obligation to provide efficient and sufficient electric service at just and reasonable rates to its electric utility customers. The KCC staff was directed to investigate, among other matters, the basis for and the effect of the Asset Allocation and Separation Agreement Western Resources entered into with Westar Industries in connection with the proposed separation and the intercompany payable owed by Western Resources to Westar Industries, the separation of Westar Industries, the effect of the business difficulties faced by Western Resources' unregulated businesses and whether they should continue to be affiliated with its electric utility business, and Western Resources' present and prospective capital structures. On May 22, 2001, the KCC issued an order nullifying the Asset Allocation and Separation Agreement, prohibiting Western Resources and Westar Industries from taking any action to complete the rights offering for common stock of Westar Industries, which was to be a first step in the separation, and scheduling a hearing to consider whether to make the order permanent.

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

     On February 11, 2002, the KCC issued an order primarily related to procedural matters for the review of the financial plan, as discussed below. In addition, the order required that Western Resources and the KCC staff make filings addressing whether the filing of applications by Western Resources and us at the Federal Energy Regulatory Commission (FERC), seeking renewal of existing borrowing authority, violated the July 20, 2001 KCC order directing that Western Resources not increase the share of debt in its capital structure applicable to its electric utility operations. The KCC staff subsequently filed comments asserting that the refinancing of existing indebtedness with new indebtedness secured by utility assets would in certain circumstances violate the July 20, 2001 KCC order. The KCC filed a motion to intervene in the proceeding at FERC asserting the same position.

     On March 26, 2002, the KCC issued an order in which it acknowledged that Western Resources' FERC filings technically did not violate the July 20, 2001 KCC order. However, the KCC expressed concern that Western Resources' refinancing plans as described in the FERC filings could, when implemented, increase the share of debt in the capital structure applicable to Western Resources' electric utility operations. By agreement with the KCC staff and other intervenors, the FERC applications have been amended so that the requested authority is limited to short-term (12 months or less) borrowing authority, and as a result, the KCC's and certain other parties' interventions were withdrawn. Western Resources intends to file applications for authority for medium-term financing with the FERC and is unable to predict the extent to which the FERC will incorporate the KCC staff position in orders renewing that borrowing authority, or any resulting impact on Western Resources' and our ability to refinance indebtedness maturing in the next several years. However, an inability to refinance existing indebtedness on a secured basis would likely increase Western Resources' and our borrowing costs, and any other limitations on Western Resources' and our ability to refinance existing debt would adversely affect Western Resources' and our results of operations.

The Financial Plan

     The July 20, 2001 KCC order directed Western Resources to present a financial plan to the KCC. Western Resources presented a financial plan to the KCC on November 6, 2001, which it amended on January 29, 2002. The principal objective of the financial plan is to reduce Western Resources' total debt as calculated by the KCC to approximately $1.8 billion, a reduction of approximately $1.2 billion. The financial plan contemplates that Western Resources will proceed with a rights and warrants offering of Westar Industries common stock to Western Resources' shareholders and that, in the event that the PNM merger and related split-off do not close, Western Resources will use its best efforts to sell its share of Westar Industries common stock, or shares of its common stock, upon the occurrence of certain events. The KCC has scheduled a hearing to begin on July 1, 2002 to review the financial plan. Western Resources is unable to predict whether or not the KCC will approve the financial plan or what other action with respect to the financial plan the KCC may take.

5.  INCOME TAXES

     We have recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items. Our effective income tax benefit for the three months ended March 31, 2002 was 85% compared to 13% for the same period of 2001.

     The difference between our effective tax rate and the statutory rate is primarily attributable to the tax benefit of excluding from taxable income, in accordance with IRS rules, the income from corporate-owned life insurance and certain expenses for depreciation, amortization and state income taxes.

6.  ICE STORM

     In late January 2002, a severe ice storm swept through our service area causing extensive damage and loss of power to numerous customers. Through March 31, 2002, we incurred total costs of $10.0 million for restoration costs, a portion of which was capitalized. We have deferred and recorded in other assets on our March 31, 2002 consolidated balance sheet operating costs of approximately $7.5 million. We have received an accounting authority order from the KCC that allows us to accumulate and defer for future recovery all operating costs related to storm restoration. We currently estimate total restoration costs at approximately $12 million, rather than our previously reported estimate of $13 million.

7.  SUBSEQUENT EVENT

     On May 10, 2002, Western Resources completed offerings for $365 million of its first mortgage bonds and $400 million of its unsecured senior notes, both of which will be due on May 1, 2007. The first mortgage bonds bear interest at the annual rate of 7 7/8% and the unsecured senior notes bear interest at the annual rate of 9 3/4%. Interest on the first mortgage bonds and unsecured senior notes is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2002. The net proceeds from these offerings were used to repay outstanding indebtedness of $547 million under Western Resources' existing secured bank term loan, (which resulted in the release of $168.4 million of our first mortgage bonds which we pledged to secure such debt), provide for the repayment of $100 million of Western Resources' 7.25% first mortgage bonds due August 15, 2002 together with accrued interest, reduce the outstanding balance on Western Resources' existing secured revolving credit facility and pay fees and expenses of the transactions. In conjunction with the May 10, 2002 financing, Western Resources amended its secured revolving credit facility to reduce the total commitment under the facility to $400 million from $500 million and to release another $100 million of our first mortgage bonds from collateral.

                         KANSAS GAS AND ELECTRIC COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2001, and should be read in conjunction with that report. In this section, we discuss the general financial condition, significant changes and our operating results. We explain:

     -   What factors impact our business
     - What our earnings and costs were for the three months ended March 31, 2002 and 2001
     -   Why these earnings and costs differ from period to period
     -   How our earnings and costs affect our overall financial condition
     - Any other items that particularly affect our financial condition or earnings.

SUMMARY OF SIGNIFICANT ITEMS

KCC Rate Proceedings

     On November 27, 2000, Western Resources and we filed applications with the KCC for an increase in retail rates. On July 25 and September 5, 2001, the KCC issued orders that reduced our electric rates by $41.2 million. Western Resources and we appealed these orders to the Kansas Court of Appeals, but the KCC orders were upheld. On April 8, 2002, Western Resources and we filed a petition for review of the decision of the Court of Appeals with the Kansas Supreme Court, which has discretion to decide whether to hear this matter. We petitioned the court to review the KCC's rulings adopting deferred income taxes associated with the acquisition premium and a deferred gain on the sale and leaseback of our LaCygne 2 generating unit. We can give no assurance that the Kansas Supreme Court will accept our petition for review and there is no time limit for action by the Kansas Supreme Court.

KCC Proceedings and Orders

     The merger with PNM contemplated the completion of a rights offering for shares of Westar Industries, a wholly owned subsidiary of Western Resources, prior to closing. On May 8, 2001, the KCC opened an investigation of the proposed separation of Western Resources' electric utility businesses (including us) from its non-utility businesses, including the rights offering, and other aspects of its unregulated businesses. The order opening the investigation indicated that the investigation would focus on whether the separation and other transactions involving Western Resources' unregulated businesses are consistent with its obligation to provide efficient and sufficient electric service at just and reasonable rates to its electric utility customers. The KCC staff was directed to investigate, among other matters, the basis for and the effect of the Asset Allocation and Separation Agreement Western Resources entered into with Westar Industries in connection with the proposed separation and the intercompany payable owed by Western Resources to Westar Industries, the separation of Westar Industries, the effect of the business difficulties faced by Western Resources' unregulated businesses and whether they should continue to be affiliated with its electric utility business, and Western Resources' present and prospective capital structures. On May 22, 2001, the KCC issued an order nullifying the Asset Allocation and Separation Agreement, prohibiting Western Resources and Westar Industries from taking any action to complete the rights offering for common stock of Westar Industries, which was to be a first step in the separation, and scheduling a hearing to consider whether to make the order permanent.

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

     On February 11, 2002, the KCC issued an order primarily related to procedural matters for the review of the financial plan, as discussed below. In addition, the order required that Western Resources and the KCC staff make filings addressing whether the filing of applications by Western Resources and us at the Federal Energy Regulatory Commission (FERC), seeking renewal of existing borrowing authority, violated the July 20, 2001 KCC order directing that Western Resources not increase the share of debt in its capital structure applicable to its electric utility operations. The KCC staff subsequently filed comments asserting that the refinancing of existing indebtedness with new indebtedness secured by utility assets would in certain circumstances violate the July 20, 2001 KCC order. The KCC filed a motion to intervene in the proceeding at FERC asserting the same position.

     On March 26, 2002, the KCC issued an order in which it acknowledged that Western Resources' FERC filings technically did not violate the July 20, 2001 KCC order. However, the KCC expressed concern that Western Resources' refinancing plans as described in the FERC filings could, when implemented, increase the share of debt in the capital structure applicable to Western Resources' electric utility operations. By agreement with the KCC staff and other intervenors, the FERC applications have been amended so that the requested authority is limited to short-term (12 months or less) borrowing authority, and as a result, the KCC's and certain other parties' interventions were withdrawn. Western Resources intends to file applications for authority for medium-term financing with the FERC and is unable to predict the extent to which the FERC will incorporate the KCC staff position in orders renewing that borrowing authority, or any resulting impact on Western Resources' and our ability to refinance indebtedness maturing in the next several years. However, an inability to refinance existing indebtedness on a secured basis would likely increase Western Resources' and our borrowing costs, and any other limitations on Western Resources' and our ability to refinance existing debt would adversely affect Western Resources' and our results of operations.

The Financial Plan

     The July 20, 2001 KCC order directed Western Resources to present a financial plan to the KCC. For details of the financial plan and a hearing regarding the financial plan, see Note 4 of the "Notes to Consolidated Financial Statements."

Ice Storm

     In late January 2002, a severe ice storm swept through our service area causing extensive damage and loss of power to numerous customers. Through March 31, 2002, we incurred total costs of $10.0 million for restoration costs, a portion of which was capitalized. We have deferred and recorded in other assets on our March 31, 2002 consolidated balance sheet operating costs of approximately $7.5 million. We have received an accounting authority order from the KCC that allows us to accumulate and defer for future recovery all operating costs related to storm restoration. We currently estimate total restoration costs at approximately $12 million, rather than our previously reported estimate of $13 million.

OPERATING RESULTS

     The following discussion explains significant change in operating results. Our electric sales for the three months ended March 31, 2002 and 2001 are as follows:

                                              Three Months Ended March 31,
                                        ---------------------------------------
                                           2002           2001        % Change
                                        ----------     ----------     ---------
                                                     (In Thousands)

          Residential ................  $   43,222     $   48,882        (11.6)
          Commercial .................      36,360         39,558         (8.1)
          Industrial .................      35,314         38,040         (7.2)
          Other ......................      12,848          6,036        112.9
                                        ----------     ----------
              Total retail ...........     127,744        132,516         (3.6)
          System Marketing ...........      13,695          6,592        107.8
          Wholesale and Interchange...      23,841         24,885         (4.2)
                                        ----------     ----------
              Total ..................  $  165,280     $  163,993          0.8
                                        ==========     ==========

     The following table reflects changes in electric sales volumes, as measured by megawatt hours (MWh), for the three months ended March 31, 2002 and 2001. No sales volumes are included for system marketing sales because these sales are not based on electricity we generate.

                                               Three Months Ended March 31,
                                          -------------------------------------
                                           2002            2001       % Change
                                          ------          ------     ----------
                                                  (Thousands of MWh)

          Residential ................       619             639           (3.1)
          Commercial .................       570             577           (1.2)
          Industrial .................       794             831           (4.5)
          Other ......................        11              11              -
                                          ------          ------
              Total retail ...........     1,994           2,058           (3.1)
          Wholesale and Interchange...     1,138             725           57.0
                                          ------          ------
              Total ..................     3,132           2,783           12.5
                                          ======          ======

     Residential sales decreased due to weather conditions and rate reductions ordered by the KCC. In our service territory, the heating season of 2002 was warmer than the heating season of 2001, which caused customers to use less energy to heat their homes during the winter. Commercial sales decreased primarily due to our rate reductions. Industrial sales decreased primarily due to economic conditions affecting our large industrial customers. Wholesale and interchange sales changed primarily due to market and weather conditions. The increase in other revenues is attributable to the new Southwest Power Pool (SPP) network tariff. The new tariff requires us to pay to the SPP all expenses associated with transporting our power from our generating stations. The SPP then pays us for distributing power to our retail customers and these payments are reflected in other revenue. Prior to the implementation of the new tariff, we had offsetting revenues and expenses, because an internal allocation of funds was used. The increase in system marketing sales was primarily due to increased marketing efforts.

     Cost of sales is comprised of fuel used for generation, mark to market on derivatives, purchased power and power marketing expense. Cost of sales increased $3.5 million, or 7%, primarily due to an increase of $4.3 million due to marking to market derivatives as prescribed by Statement of Financial Accounting Standard No. 133, an increase of $0.8 million in purchased power costs and an increase of $0.5 million in costs associated with the dispatching of electric power. These increases were partially offset by a decrease in fuel expenses of $2.1 million. Gross profit decreased $2.2 million, or 2%. A portion of the increase in fuel and purchased power expenses was attributable to the refueling and maintenance outage at Wolf Creek as other sources of more expensive power were used to replace the loss of power from Wolf Creek. Wolf Creek has a scheduled refueling and maintenance outage approximately every 18 months. Wolf Creek was shut down for 36 days for its 12th scheduled refueling and maintenance outage which began March 23, 2002 and ended on April 27, 2002. Wolf Creek operated the entire year of 2001 without any refueling outages.

     During the three months ended March 31, 2002, operating expenses increased $11.3 million, or 12%, primarily as a result of increased selling, general and administrative expenses due to allocated severance charges. Due to the above mentioned factors, income from operations decreased $13.5 million, which is the primary reason earnings before interest and taxes declined $14.5 million.

Income Taxes

     We have recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items. Our effective income tax benefit for the three months ended March 31, 2002 was 85% compared to 13% for the same period of 2001.

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

Western Resources Debt Financing

     On May 10, 2002, Western Resources completed offerings for $365 million of its first mortgage bonds and $400 million of its unsecured senior notes, both of which will be due on May 1, 2007. The first mortgage bonds bear interest at the annual rate of 7 7/8% and the unsecured senior notes bear interest at the annual rate of 9 3/4%. Interest on the first mortgage bonds and unsecured senior notes is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2002. The net proceeds from these offerings were used to repay outstanding indebtedness of $547 million under Western Resources' existing secured bank term loan (which resulted in the release of $168.4 million of our first mortgage bonds which we pledged to secure such debt), provide for the repayment of $100 million of Western Resources' 7.25% first mortgage bonds due August 15, 2002 together with accrued interest, reduce the outstanding balance on Western Resources' existing secured revolving credit facility and pay fees and expenses of the transactions. In conjunction with the May 10, 2002 financing, Western Resources amended its secured revolving credit facility to reduce the total commitment under the facility to $400 million from $500 million and to release another $100 million of our first mortgage bonds from collateral.

OTHER INFORMATION

Related Party Transactions

     All employees we utilize are provided by Western Resources. Certain operating expenses have been allocated to us from Western Resources. A new agreement has been negotiated with the International Brotherhood of Electrical Workers that will be in effect through June 30, 2003. The new contract provides for wage increases of 2.5% to all classifications of employees covered by the agreement effective July 1, 2002. The contract covers approximately 1,100 Western Resources' employees as of April 30, 2002.

     During the fourth quarter of 2001, we entered into an option agreement to sell an office building located in downtown Wichita, Kansas, to Protection One, a subsidiary of Westar Industries, which is a wholly owned subsidiary of Western Resources for approximately $0.5 million. The sales price was determined by management based on three independent appraisers' findings.

Market Risk Disclosure

     We have not experienced any significant changes in our exposure to market risk since December 31, 2001. For additional information on our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2001.

     Hedging Activity

     The following table summarizes the effects natural gas hedges had on our financial position and results of operations for the three months ended March 31, 2002:


                                                                                     Natural Gas
                                                                                       Hedges(a)
                                                                                    ------------
                                                                              (Dollars in Thousands)
     Fair value of derivative instruments:
         Current ............................................................        $  (3,581)
         Long-term ..........................................................           (4,148)
                                                                                     ---------
            Total ...........................................................        $  (7,729)
                                                                                     =========

     Amounts in accumulated other comprehensive income ......................        $  13,132
     Hedge ineffectiveness ..................................................              665
     Estimated income tax expense ...........................................           (5,581)
                                                                                     ---------
            Net Comprehensive Gain ..........................................        $   8,216
                                                                                     =========

     Anticipated reclassifications to earnings in future periods (b) ........        $  (3,581)

     Duration of hedge designation as of March 31, 2002 .....................        28 months

         ________________
         (a) Natural gas hedge assets and liabilities are classified in the balance sheet as energy trading contracts. Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 28 months that these relationships are in place.
         (b) The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Fair Value of Energy Trading Contracts

     The tables below show the difference between the market value and the notional values of energy trading contracts outstanding for the three months ended March 31, 2002, their sources and maturity periods:

                                                                                             Fair Value of Contracts
                                                                                             -----------------------
                                                                                                  (In Thousands)
        Net fair value of contracts outstanding at the beginning of the period .............         $(11,213)
        Contracts realized or otherwise settled during the period ..........................              269
        Fair value of new contracts entered into during the period .........................            9,498
                                                                                                     --------
        Fair value of contracts outstanding at the end of the period .......................         $ (1,446)
                                                                                                     ========

                                                                      Fair Value of Contracts at End of Period
                                                 --------------------------------------------------------------------------
                                                                   Maturity                                   Maturity in
                                                   Total Fair      Less Than       Maturity      Maturity      Excess of
Source of Fair Value                                 Value          1 Year         1-3 Years     4-5 Years       5 Years
                                                     -----        ---------       ----------    ----------     ----------
                                                                                   (In Thousands)
Prices actively quoted (futures) ...............  $    1,955      $       -       $    1,955     $       -      $       -
Prices provided by other external sources
   (swaps and forwards) ........................      (2,970)          (753)          (2,217)            -              -
Prices based on models and other
    valuation models (options and other) .......        (431)          (118)            (313)            -              -
                                                  ----------      ---------       ----------     ---------      ---------
Total fair value of contracts outstanding ......  $   (1,446)     $    (871)      $     (575)    $       -      $       -
                                                  ==========      =========       ==========     =========      =========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to market risk disclosure is set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Information - Market Risk Disclosure" included herein.

                         KANSAS GAS AND ELECTRIC COMPANY

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

     See Note 3 of the "Notes to Consolidated Financial Statements" for a discussion of KCC regulatory proceedings and Note 4 for a discussion of an investigation that is being conducted by the KCC. These "Notes to Consolidated Financial Statements" are incorporated herein by reference.

     On October 12, 2001, PNM filed a lawsuit against Western Resources in the Supreme Court of the State of New York. The lawsuit seeks, among other things, declaratory judgment that PNM is not obligated to proceed with the proposed merger based in part upon the KCC orders discussed below and other KCC orders reducing rates for Western Resources' and our electric utility business. PNM believes the orders constitute a material adverse effect and make the condition that the split-off of Westar Industries occur prior to closing incapable of satisfaction. PNM also seeks unspecified monetary damages for breach of representation.

     On November 19, 2001, Western Resources filed a lawsuit against PNM in the Supreme Court of the State of New York. The lawsuit seeks substantial damages for PNM's breach of the merger agreement providing for PNM's purchase of Western Resources' and our electric utility operations and for PNM's breach of its duty of good faith and fair dealing. In addition, Western Resources filed a motion to dismiss or stay the declaratory judgment action previously filed by PNM seeking a declaratory judgment that PNM has no further obligations under the merger agreement.

     PNM responded to Western Resources' motion by seeking to dismiss or stay Western Resources' action in favor of its own. On May 2, 2002, the Court granted PNM's motion to dismiss Western Resources' lawsuit, without prejudice to Western Resources' assertion of all claims alleged therein as counterclaims in the earlier-filed PNM case, and correspondingly denied Western Resources' motion to dismiss the earlier-filed PNM lawsuit. On May 10, 2002, PNM served Western Resources with an amended complaint in which it added to its prior claims requests for declarations that PNM did not breach the terms of the merger agreement and also alleged additional breaches of representations and warranties on the part of Western Resources.

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

     Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: None

     (b) Reports on Form 8-K filed during the three months ended March 31, 2002:
         None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   KANSAS GAS AND ELECTRIC COMPANY


Date:        May 15, 2002          By:           /s/ Paul R. Geist
     --------------------------       ------------------------------------------
                                                   Paul R. Geist,
                                               Treasurer and Director
                                    (Principal Financial and Accounting Officer)