Form 10-Q
period 2002-06-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2002-08-14
CIK 54496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-7324

KANSAS GAS AND ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

Kansas	48-1093840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. BOX 208
Wichita, Kansas 67201
(316) 261-6611

(Address, including Zip code and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No par value	1,000 Shares
(Class)	(Outstanding at August 8, 2002)

Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q for certain wholly-owned subsidiaries and is therefore filing this form with a reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “expect,” or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning:

•	capital expenditures,
•	earnings,
•	liquidity and capital resources,
•	litigation,
•	possible corporate restructurings, mergers, acquisitions and dispositions,
•	compliance with debt and other restrictive covenants,
•	interest and dividends,
•
the financial condition of other Westar Energy, Inc.’s subsidiaries and their impact on Westar Energy, Inc.’s results, including impairment charges that were recorded in the first quarter of 2002 that may affect our liquidity,

•	environmental matters,
•	nuclear operations and
•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,
•	ongoing municipal, state and federal activities, such as the Wichita municipalization effort,
•	future economic conditions,
•	changes in accounting requirements and other accounting matters,
•	changing weather,
•
rate and other regulatory matters, including the impact of (i) the Kansas Corporation Commission’s order to reduce our rates issued on July 25, 2001 and (ii) the Kansas Corporation Commission’s order issued July 20, 2001 and related proceedings, with respect to the proposed separation of Westar Energy, Inc.’s electric utility businesses (including us) from Westar Industries, Inc.,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,
•	the proposed sale of Westar Energy, Inc.’s interests in ONEOK, Inc.,
•	political, legislative and regulatory developments,
•	amendments or revisions to Westar Energy, Inc.’s current business and financial plans,
•	regulatory, legislative and judicial actions,
•	regulated and competitive markets and
•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all possible factors.

See “Item 1. Business—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001, for additional information on matters that could impact our operations and financial results. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

PART I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,472	$5,564
Restricted cash	10,281	—
Accounts receivable, net	57,877	45,209
Receivable from affiliates	—	17,349
Inventories and supplies	63,242	65,531
Energy trading contracts	12,897	4,887
Deferred tax assets	—	1,002
Prepaid expenses and other	47,193	23,312

Total Current Assets	196,962	162,854

PROPERTY, PLANT AND EQUIPMENT, NET	2,405,278	2,426,875

OTHER ASSETS:
Restricted cash	140,130	—
Regulatory assets	251,764	244,108
Energy trading contracts	4,138	—
Other	103,388	96,208

Total Other Assets	499,420	340,316

TOTAL ASSETS	$3,101,660	$2,930,045

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,434	$51,384
Payable to affiliates	139,926	—
Accrued liabilities	72,062	66,642
Energy trading contracts	12,643	9,970
Deferred income taxes	12,057	—
Other	6,742	6,362

Total Current Liabilities	290,864	134,358

LONG-TERM LIABILITIES:
Long-term debt, net	684,424	684,360
Deferred income taxes and investment tax credits	715,780	726,676
Deferred gain from sale-leaseback	168,552	174,466
Energy trading contracts	1,325	6,130
Other	175,092	155,666

Total Long-Term Liabilities	1,745,173	1,747,298

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY:
Common stock, without par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Accumulated other comprehensive loss, net	(50)	(11,023)
Retained earnings (accumulated deficit)	39	(6,222)

Total Shareholder’s Equity	1,065,623	1,048,389

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$3,101,660	$2,930,045

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
SALES	$171,949	$165,965
COST OF SALES	56,917	59,959

GROSS PROFIT	115,032	106,006

OPERATING EXPENSES:
Operating and maintenance	55,737	48,559
Depreciation and amortization	22,395	26,345
Selling, general and administrative	17,806	15,347

Total Operating Expenses	95,938	90,251

INCOME FROM OPERATIONS	19,094	15,755

OTHER EXPENSE, NET	693	1,639

INTEREST EXPENSE:
Interest expense on long-term debt	11,027	11,456
Interest expense on short-term debt and other	752	874

Total Interest Expense	11,779	12,330

EARNINGS BEFORE INCOME TAXES	6,622	1,786
Income tax benefit	(1,000)	(1,142)

NET INCOME	$7,622	$2,928

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains on cash flow hedges arising during the period	$3,601	$—
Adjustment for losses included in net income	823	—
Income tax expense	(1,666)	—

Total other comprehensive gain, net of tax	2,758	—

COMPREHENSIVE INCOME	$10,380	$2,928

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
SALES	$337,228	$329,958
COST OF SALES	112,383	111,952

GROSS PROFIT	224,845	218,006

OPERATING EXPENSES:
Operating and maintenance	107,870	100,221
Depreciation and amortization	48,987	52,221
Selling, general and administrative	43,350	30,734

Total Operating Expenses	200,207	183,176

INCOME FROM OPERATIONS	24,638	34,830

OTHER EXPENSE, NET	4,074	4,453

INTEREST EXPENSE:
Interest expense on long-term debt	21,758	22,288
Interest expense on short-term debt and other	1,522	1,777

Total Interest Expense	23,280	24,065

EARNINGS (LOSSES) BEFORE INCOME TAXES	(2,716)	6,312
Income tax benefit	(8,976)	(1,714)

NET INCOME BEFORE ACCOUNTING CHANGE	6,260	8,026
Cumulative effect of accounting change, net of tax of $8,520	—	12,898

NET INCOME	$6,260	$20,924

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains on cash flow hedges arising during the period	$16,733	$—
Adjustment for losses included in net income	1,488	—
Income tax expense	(7,248)	—

Total other comprehensive gain, net of tax	10,973	—

COMPREHENSIVE INCOME	$17,233	$20,924

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$6,260	$20,924
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(12,898)
Depreciation and amortization	48,987	52,221
Amortization of nuclear fuel	5,881	8,367
Amortization of deferred gain from sale-leaseback	(5,914)	(5,914)
Net deferred and accrued taxes	(5,085)	(18,217)
Net changes in energy trading assets and liabilities	3,941	(6,754)
Loss on sale of property	1,423	—
Changes in working capital items:
Restricted cash	(10,281)	—
Accounts receivable, net	(7,827)	25,135
Inventories and supplies, net	2,289	(6,478)
Prepaid expenses and other	(23,881)	(22,999)
Accounts payable	(3,950)	(5,140)
Accrued and other current liabilities	5,864	19,752
Changes in other assets and liabilities	(6,541)	3,639

Cash flows from operating activities	11,166	51,638

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(34,738)	(36,611)
Proceeds from disposition of property	1,205	—

Cash flows used in investing activities	(33,533)	(36,611)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Funds in trust for debt repayment	(135,000)	—
Advances from parent company, net	157,275	30,903
Dividends to parent company	—	(50,000)

Cash flows used in financing activities	22,275	(19,097)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(92)	(4,070)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,564	7,101

End of period	$5,472	$3,031

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$82,151	$63,934
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

1.    DESCRIPTION OF BUSINESS

Kansas Gas and Electric Company (KGE, the company, we, us or our) is a rate-regulated electric utility incorporated in 1990 in the State of Kansas. We are a wholly owned subsidiary of Westar Energy, Inc. (Westar Energy) and we provide rate-regulated electric service using the name Westar Energy. We are engaged principally in the generation, purchase, transmission, distribution and sale of electricity in southeastern Kansas, including the Wichita metropolitan area.

We own 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). We record our proportionate share of all transactions of WCNOC as we do other jointly owned facilities.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K).

Use of Management’s Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In management’s opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Defeasance of Outstanding Debt

Under GAAP, we are required to continue reporting as outstanding debt on our consolidated balance sheets the $135 million principal amount of our first mortgage bonds due December 15, 2003, until the funds deposited with the trustee are used to retire such bonds at maturity. The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can only be used for the purpose of repaying this indebtedness and related interest. See Note 7, “Debt Financings” for discussion of debt financings completed during the second quarter of 2002.

Cumulative Effect of Accounting Change

Effective January 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133). We use derivative instruments (primarily swaps, options and futures) to manage interest rate exposure and the commodity price risk inherent in fossil fuel purchases and electricity sales. Under SFAS No. 133, all derivative instruments, including our energy trading contracts, are recorded on our consolidated balance sheet as either an asset or liability measured at fair value. Changes in a derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Cash flows from derivative instruments are presented in net cash flows from operating activities.

Derivative instruments used to manage commodity price risk inherent in fuel purchases and electricity sales are classified as energy trading contracts on our consolidated balance sheet. Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities.

Prior to January 1, 2001, gains and losses on our derivatives used for managing commodity price risk were deferred until settlement. These derivatives were not designated as hedges under SFAS No. 133. Accordingly, on January 1, 2001, we recognized an unrealized gain of $12.9 million, net of $8.5 million of tax. This gain is presented on our consolidated statement of income in our 2001 Form 10-K as a cumulative effect of a change in accounting principle.

After January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk that are not designated as hedges are recognized in revenue as discussed in Note 2 of the “Notes to Consolidated Financial Statements” in our 2001 Form 10-K. Accounting for derivatives under SFAS No. 133 will increase volatility of our future earnings.

Change in Depreciation Rates

In its rate order of July 25, 2001, the Kansas Corporation Commission (KCC) extended the recovery period for certain of our generating assets for regulatory rate making purposes. On April 1, 2002, we adopted the new depreciation rates as prescribed in the KCC order for GAAP purposes after exhausting the available appeals process to contest the extension of our recovery periods for our LaCygne 2 and Wolf Creek generating stations. This change is expected to reduce our annual depreciation expense in our GAAP financial statements by approximately $18 million. See Note 3, “Rate Matters and Regulation” for additional information.

Reclassifications

Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.

3.    RATE MATTERS AND REGULATION

KCC Rate Proceedings

On November 27, 2000, Westar Energy and we filed applications with the KCC for an increase in retail rates. On July 25, 2001, the KCC ordered an annual reduction in our electric rates of $41.2 million.

On August 9, 2001, Westar Energy and we filed petitions with the KCC requesting reconsideration of the July 25, 2001 order. The petitions specifically asked for reconsideration of changes in depreciation, reductions in rate base related to deferred income taxes associated with the acquisition premium and a deferred gain on the sale and leaseback of our LaCygne 2 generating unit and several other issues. On September 5, 2001, the KCC issued an order in response to our motion for reconsideration, which did not change our rate reduction. On November 9, 2001, we filed an appeal of the KCC decisions with the Kansas Court of Appeals in an action captioned “Western Resources, Inc. and Kansas Gas and Electric Company vs. The State Corporation Commission of the State of Kansas.” On March 8, 2002, the Court of Appeals upheld the KCC orders. On April 8, 2002, Westar Energy and we filed a petition for review of the decision of the Court of Appeals with the Kansas Supreme Court. Our petition for review was denied on June 12, 2002.

KCC Investigation and Order

See Note 4 for a discussion of the order issued by the KCC on July 20, 2001 in the KCC’s docket investigating the proposed separation of Westar Energy’s electric utility businesses (including us) from its non-utility businesses and other aspects of Westar Energy’s unregulated businesses.

4.    PNM TRANSACTION AND SPLIT-OFF OF WESTAR INDUSTRIES

PNM Transaction

On May 28, 2002, Westar Energy gave notice to Public Service Company of New Mexico (PNM) of termination of the merger agreement with PNM and demanded payment of a termination fee in the amount of $25 million.

KCC Proceedings and Orders

The merger with PNM contemplated the completion of a rights offering for shares of Westar Industries, Inc. (Westar Industries), a wholly owned subsidiary of Westar Energy, prior to closing. On May 8, 2001, the KCC opened an investigation of the proposed separation of Westar Energy’s electric utility businesses (including us) from its non-utility businesses, including the rights offering, and other aspects of its unregulated businesses. The order opening the investigation indicated that the investigation would focus on whether the separation and other transactions involving Westar Energy’s unregulated businesses are consistent with its obligation to provide efficient and sufficient electric service at just and reasonable rates to its electric utility customers. The KCC staff was directed to investigate, among other matters, the basis for and the effect of the Asset Allocation and Separation Agreement Westar Energy entered into with Westar Industries in connection with the proposed separation and the intercompany payable owed by Westar Energy to Westar Industries, the separation of Westar Industries, the effect of the business difficulties faced by Westar Energy’s unregulated businesses and whether they should continue to be affiliated with its electric utility business, and Westar Energy’s present and prospective capital structures. On May 22, 2001, the KCC issued an order nullifying the Asset Allocation and Separation Agreement, prohibiting Westar Energy and Westar Industries from taking any action to complete the rights offering for common stock of Westar Industries, which was to be a first step in the separation, and scheduling a hearing to consider whether to make the order permanent.

On July 20, 2001, the KCC issued an order that, among other things: (1) confirmed its May 22, 2001 order prohibiting Westar Energy and Westar Industries from taking any action to complete the proposed rights offering and nullifying the Asset Allocation and Separation Agreement; (2) directed Westar Energy and Westar Industries not to take any action or enter into any agreement not related to normal utility operations that would directly or indirectly increase the share of debt in Westar Energy’s capital structure applicable to its electric utility operations, which has the effect of prohibiting it from borrowing to make a loan or capital contribution to Westar Industries; and (3) directed Westar Energy to present a financial plan consistent with parameters established by the KCC’s order to restore financial health, achieve a balanced capital structure and protect ratepayers from the risks of its non-utility businesses. In its order, the KCC also acknowledged that Westar Energy and we are currently operating efficiently and at reasonable cost and stated that it was not disapproving the PNM transaction or a split-off of Westar Industries. Westar Energy appealed the orders issued by the KCC to the District Court of Shawnee County, Kansas. On February 5, 2002, the District Court issued a decision finding that the KCC orders were not final orders and that the District Court lacked jurisdiction to consider the appeal. Accordingly, the matter was remanded to the KCC for review of the financial plan Westar Energy filed as ordered by the KCC as discussed below.

On February 11, 2002, the KCC issued an order primarily related to procedural matters for the review of the financial plan. In addition, the order required that Westar Energy and the KCC staff make filings addressing whether the filing of applications by Westar Energy and us at the Federal Energy Regulatory Commission (FERC), seeking renewal of existing borrowing authority, violated the July 20, 2001 KCC order directing that Westar Energy not increase the share of debt in its capital structure applicable to its electric utility operations. The KCC staff subsequently filed comments asserting that the refinancing of existing indebtedness with new indebtedness secured by utility assets would in certain circumstances violate the July 20, 2001 KCC order. The KCC filed a motion to intervene in the proceeding at FERC asserting the same position.

On March 26, 2002, the KCC issued an order in which it acknowledged that Westar Energy’s FERC filings technically did not violate the July 20, 2001 KCC order. However, the KCC expressed concern that Westar Energy’s refinancing plans as described in the FERC filings could, when implemented, increase the share of debt in the capital structure applicable to Westar Energy’s electric utility operations. By agreement with the KCC staff and other intervenors, the FERC applications were amended so that the requested authority was limited to short-term (12 months or less) borrowing authority, and as a result, the KCC’s and certain other parties’ interventions were withdrawn. On May 10, 2002 and June 6, 2002, Westar Energy completed financings under then existing FERC financing authority totaling $1.5 billion. Proceeds from these offerings were used to satisfy upcoming long-term debt maturities and fees related to the offerings. On June 14, 2002, the FERC issued orders approving Westar Energy’s and our application for short-term borrowing authority. We and Westar Energy may file applications for authority for medium- or long-term financing with the FERC related to refinancing future maturing indebtedness. If such applications are filed, we and Westar Energy are unable to predict whether the KCC staff or other parties will protest or intervene and, if they do so, the extent to which the FERC will incorporate their positions in orders approving that borrowing authority or any resulting impact on Westar Energy’s ability to refinance future maturing indebtedness.

The Financial Plan

The July 20, 2001 KCC order directed Westar Energy to present a financial plan to the KCC. Westar Energy presented a financial plan to the KCC on November 6, 2001, which it amended on January 29, 2002. The principal objective of the financial plan is to reduce Westar Energy’s total debt as calculated by the KCC to approximately $1.8 billion, a reduction of approximately $1.2 billion. The financial plan contemplated that Westar Energy would proceed with a rights and warrants offering of Westar Industries common stock to Westar Energy’s shareholders and that, in the event that the PNM merger and related split-off did not close, Westar Energy would use its best efforts to sell its shares of Westar Industries common stock, or shares of its common stock, upon the occurrence of certain events.

On May 30, 2002, Westar Industries gave notice pursuant to a shareholder agreement with ONEOK, Inc. (ONEOK) of its intention to sell all of the common stock and preferred stock of ONEOK owned by Westar Industries. As a result of this notice having been given, ONEOK or its designee has the right to purchase the common stock and preferred stock held by Westar Industries at a cash sales price of $21.77 per share for a period ending on the later of August 28, 2002 and 30 days from the date of receipt of all necessary regulatory approvals, but in no event later than 180 days after May 30, 2002. The sale to ONEOK would provide proceeds to Westar Energy of approximately $738 million before expenses. If ONEOK purchases the stock, Westar Energy would not proceed with the financial plan presented to the KCC.

A hearing at the KCC that reviewed the financial plan began on July 1, 2002 and concluded July 11, 2002. In conjunction with the hearing, on July 9, 2002, the KCC approved the sale of Westar Industries’ interest in ONEOK subject to, among other things, the condition that the net proceeds be used to decrease utility debt. The parties in the docket, including Westar Energy, will file initial briefs with respect to the hearings by August 19, 2002. Reply briefs must be filed by August 30, 2002. A decision by the KCC will follow that date, but Westar Energy is unable to predict whether or when the KCC will approve the financial plan or what other action with respect to the financial plan and related matters the KCC may take. Westar Energy cannot predict whether it will be successful in executing the plan.

5.    INCOME TAXES

We have recorded income tax benefits for the interim periods using the federal statutory rate of 35%. The difference between our effective rate and the statutory rate benefit for the three and six month periods ending June 30, 2002 compared to 2001 results primarily from income from operations and other differences. These include the tax benefit of excluding from taxable income, in accordance with IRS rules, the income from corporate-owned life insurance; certain expenses for depreciation, compensation, amortization and state income taxes; and the loss of affordable housing tax credits.

6.    ICE STORM

In late January 2002, a severe ice storm swept through our service area causing extensive damage and loss of power to numerous customers. Through June 30, 2002, we incurred total costs of $12.0 million for restoration costs, a portion of which was capitalized. We have deferred and recorded as a regulatory asset on our June 30, 2002 consolidated balance sheet restoration costs of approximately $8.5 million. We have received an accounting authority order from the KCC that allows us to accumulate and defer for future recovery all operating and carrying costs related to storm restoration.

7.    DEBT FINANCINGS

On May 10, 2002, Westar Energy completed offerings for $365 million of its first mortgage bonds and $400 million of its unsecured senior notes, both of which will be due on May 1, 2007. The first mortgage bonds bear interest at an annual rate of 7 7/8% and the unsecured senior notes bear interest at an annual rate of 9 3/4%. Interest on the first mortgage bonds and unsecured senior notes is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2002. The net proceeds from these offerings were used to repay outstanding indebtedness of $547 million under Westar Energy’s existing secured bank term loan, provide for the repayment of $100 million of Westar Energy’s 7.25% first mortgage bonds due August 15, 2002 together with accrued interest, reduce the outstanding balance on Westar Energy’s existing secured revolving credit facility and pay fees and expenses of the transactions. In conjunction with the May 10, 2002 financing, Westar Energy amended its secured revolving credit facility to reduce the total commitment under the facility to $400 million from $500 million and to release another $100 million of Westar Energy’s first mortgage bonds from collateral.

On June 6, 2002, Westar Energy entered into a secured credit agreement providing for a $585 million term loan and a $150 million revolving credit facility, each maturing on June 6, 2005, provided that if Westar Energy has not refinanced or provided for the payment of its 6.25% senior unsecured notes, that are putable and callable on August 15, 2003, or its 6.875% senior unsecured notes due August 15, 2004, at least 60 days prior to either such date, the maturity date is the date 60 days prior to either such date. As of August 8, 2002, $166.6 million principal amount of Westar Energy’s senior unsecured notes and $305.5 million principal amount of Westar Energy’s 6.875% senior unsecured notes were outstanding. All loans under the credit agreement are secured by our first mortgage bonds. The proceeds of the term loan were used to retire an existing Westar Energy revolving credit facility with an outstanding principal balance of $380 million, to provide for the repayment at maturity of $135 million principal amount of our first mortgage bonds due December 15, 2003 together with accrued interest, to repurchase approximately $45 million of Westar Energy’s outstanding unsecured notes and to pay customary fees and expenses of the transactions. There were no borrowings under the revolving credit facility at closing. As of August 8, 2002, Westar Energy’s borrowings under the revolving credit facility were $107 million.

Under GAAP, we are required to continue reporting as outstanding debt on our consolidated balance sheets the $135 million principal amount of our first mortgage bonds due December 15, 2003 until the funds deposited with the trustee are used to retire such bonds at maturity. The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can be used for the sole purpose of repaying this indebtedness and related interest.

8.    LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations. See also Notes 3 and 4 for discussion of FERC proceedings and KCC regulatory proceedings.

9.    RELATED PARTY TRANSACTIONS

All employees we utilize are provided by Westar Energy. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate factors. Management believes such allocation procedures are reasonable.

As of June 30, 2002, we had received advances from Westar Energy of $157.3 million, $150.4 of which represents funds used to defease $135 million principal amount of our first mortgage bonds due December 15, 2003, along with related interest.

During the fourth quarter of 2001, we entered into an option agreement to sell an office building located in downtown Wichita, Kansas, to Protection One, Inc., a subsidiary of Westar Industries, which is a wholly owned subsidiary of Westar Energy, for approximately $0.5 million. The sales price was determined by management based on three independent appraisers’ findings. This transaction was completed during June 2002. Although we recognized a loss of $2.6 million on this transaction, we expect to realize an annual operating cost savings of approximately $0.9 million. The cost savings will be treated as a regulatory liability in accordance with a March 26, 2002 KCC order.

10.    SUBSEQUENT EVENT

Effective July 1, 2002, we adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 02-3 (Issue 02-3), “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” Issue 02-3 requires net presentation of the mark-to-market gains and losses on energy trading contracts (whether realized or unrealized) in the income statement, unless the contract will settle physically. Currently, we report gains in these contracts in sales and losses in cost of sales in the income statement. The changes will be reflected on our consolidated financial statements for the third quarter of 2002. Prior periods shown in our consolidated financial statements will be reclassified to reflect the effect of this change and be comparable as required by GAAP. Adoption of Issue 02-3 will not affect reported net income.

KANSAS GAS AND ELECTRIC COMPANY

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K), and should be read in conjunction with that report. In this section, we discuss our general financial condition, significant changes and our operating results. We explain:

•  what factors impact our business,
•  what our earnings and costs were for the three and six months ended June 30, 2002 and 2001,
•  why these earnings and costs differ from period to period,
•  how our earnings and costs affect our overall financial condition and
•  any other items that particularly affect our financial condition or earnings.

SUMMARY OF SIGNIFICANT ITEMS

Potential Changes in Westar Industries’ ONEOK Ownership

On May 30, 2002, Westar Industries, Inc. (Westar Industries), a wholly-owned subsidiary of Westar Energy, Inc. (Westar Energy), gave notice pursuant to a shareholder agreement with ONEOK, Inc. (ONEOK) of its intention to sell all of the common stock and preferred stock of ONEOK owned by Westar Industries. As a result of this notice having been given, ONEOK or its designee has the right to purchase the common stock and preferred stock held by Westar Industries at a cash sales price of $21.77 per share for a period ending on the later of August 28, 2002 and 30 days from the date of receipt of all necessary regulatory approvals, but in no event later than 180 days after May 30, 2002. If ONEOK does not purchase the stock during such period, Westar Industries may sell the stock within a 16 month period after May 30, 2002. Net after tax proceeds from the sale to ONEOK would be approximately $738 million before expenses. On July 9, 2002, the sale of Westar Industries’ interest in ONEOK was approved by the Kansas Corporation Commission (KCC) subject to the condition that the net proceeds be used to reduce Westar Energy’s and our utility debt. Westar Energy’s bank credit facility requires that the net cash proceeds from a sale of ONEOK stock be used to reduce Westar Energy’s and our debt. Westar Energy is unable to predict whether any transaction related to a sale of ONEOK will be completed.

Declines in Energy Markets

During 2002, the energy trading market deteriorated due to the effects of overcapacity, narrowing margins, the Enron Corp. bankruptcy and a reduced number of creditworthy counter parties. This deterioration has resulted in significant declines in volume and liquidity, influencing the wholesale power market, primarily in the forward market. As a result, numerous participants in the market for wholesale trading of electricity have recently suffered financial setbacks that have been reported in the media and in Securities and Exchange Commission (SEC) reports. In relation to illegal or inappropriate trading practices, the Federal Energy Regulatory Commission (FERC) and the SEC are investigating many of these same participants. Market capitalization of these companies has been substantially reduced and credit ratings have, in many cases, been downgraded. Westar Energy’s power marketing group routinely does business with some of these companies and these companies may be counter parties to several other entities with whom Westar Energy routinely does business. These developments have adversely impacted Westar Energy’s power marketing business and Westar Energy is unable to predict if or when the business environment will improve.

CRITICAL ACCOUNTING POLICIES

Since December 31, 2001, we have not experienced any significant changes in our critical accounting policies except for the impact of the defeasance of outstanding debt and the change in depreciation rates as discussed below. For additional information on our critical accounting policies, see our 2001 Form 10-K.

Defeasance of Outstanding Debt

Under generally accepted accounting principles (GAAP), we are required to continue reporting as outstanding debt on our consolidated balance sheets the $135 million principal amount of our first mortgage bonds due December 15, 2003, until the funds deposited with the trustee are used to retire such bonds at maturity. The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can be used for the sole purpose of repaying this indebtedness and related interest.

Change in Depreciation Rates

In its rate order of July 25, 2001, the Kansas Corporation Commission (KCC) extended the recovery period for certain of our generating assets for regulatory rate making purposes. On April 1, 2002, we adopted the new depreciation rates as prescribed in the KCC order for GAAP purposes after exhausting the available appeals process to contest the extension of our recovery periods from our LaCygne 2 and Wolf Creek generating stations. This change is expected to reduce our annual depreciation expense in our GAAP financial statements by approximately $18 million. See Note 3, “Rate Matters and Regulation” for additional information.

OPERATING RESULTS

The following discussion explains significant changes in operating results. Our electric sales for the three and six months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30,
	2002	2001	% Change
	(In Thousands)
Residential	$49,114	$56,655	(13.3)
Commercial	43,150	43,056	0.2
Industrial	38,225	40,368	(5.3)
Other	12,893	5,720	125.4

Total retail	143,382	145,799	(1.7)
Power Marketing	10,476	1,609	551.1
Wholesale and Interchange	18,091	18,557	(2.5)

Total	$171,949	$165,965	3.6

	Six Months Ended June 30,
	2002	2001	% Change
	(In Thousands)
Residential	$92,336	$105,537	(12.5)
Commercial	79,510	82,613	(3.8)
Industrial	73,539	78,408	(6.2)
Other	25,740	11,756	119.0

Total retail	271,125	278,314	(2.6)
Power Marketing	24,171	8,202	194.7
Wholesale and Interchange	41,932	43,442	(3.5)

Total	$337,228	$329,958	2.2

The following tables reflect changes in electric sales volumes, as measured by megawatt hours (MWh), for the three and six months ended June 30, 2002 and 2001. No sales volumes are included for power marketing sales because these sales are not based on electricity we generate.

	Three Months Ended June 30,
	2002	2001	% Change
	(Thousands of MWh)
Residential	655	671	(2.4)
Commercial	674	621	8.5
Industrial	851	903	(5.8)
Other	11	11	—

Total retail	2,191	2,206	(0.7)
Wholesale and Interchange	733	554	32.3

Total	2,924	2,760	5.9

	Six Months Ended June 30,
	2002	2001	% Change
	(Thousands of MWh)
Residential	1,274	1,309	(2.7)
Commercial	1,244	1,199	3.8
Industrial	1,645	1,734	(5.1)
Other	22	22	—

Total retail	4,185	4,264	(1.9)
Wholesale and Interchange	1,872	1,279	46.4

Total	6,057	5,543	9.3

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001: Sales increased approximately $6.0 million, or 4%. The increase in other revenues is attributable to a new Southwest Power Pool (SPP) network tariff. The new tariff requires us to pay to the SPP all expenses associated with transporting our power from our generating stations. The SPP then pays us for distributing power to our retail customers and these payments are reflected in other revenues. Prior to the implementation of the new tariff, we had offsetting revenues and expenses, because an internal allocation was used. Otherwise, retail sales decreased approximately $9.6 million, or 7%, reflecting the effect of the July 2001 rate decrease and lower industrial sales caused by weak economic conditions. The increase in power marketing sales was primarily due to increased marketing efforts despite lower wholesale energy prices.

Cost of sales is comprised of fuel used for generation, mark to market on derivatives and purchased power expense. Cost of sales decreased $3.0 million, or 5%, primarily due to a $1.6 million decrease in fuel expenses and a $22.9 million decrease due to marking to market derivatives as prescribed by Statement of Financial Accounting Standard No. 133. These decreases were partially offset by a $9.6 million increase in purchased power costs and an $11.9 million increase in costs associated with the dispatching of electric power. The increase in purchased power expense is primarily as a result of the increase in the power marketing sales. Gross profit increased $9.0 million, or 9%.

A portion of the increase in purchased power expenses was attributable to the maintenance outage at Wolf Creek as other more expensive sources of power were used to replace the loss of power from Wolf Creek. Wolf Creek has a scheduled refueling and maintenance outage approximately every 18 months. Wolf Creek was shut down for 36 days for its 12th scheduled refueling and maintenance outage, which began on March 23, 2002 and ended on April 27, 2002. Wolf Creek operated the entire year of 2001 without any refueling outages.

Operating expenses increased $5.7 million, or 6%, primarily due to a scheduling charge from the SPP as a result of the new SPP network tariff as discussed above and an increase in allocated compensation expense. Lower depreciation expense as discussed in Note 2 of the “Notes to Consolidated Financial Statements” partially offset this increase.

Income from operations increased $3.3 million, or 21%, for the reasons set forth above.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001:  Sales increased $7.3 million, or 2%. Retail sales were down as a result of the July 2001 rate decrease and lower industrial demand related to weak economic conditions. The increase in other revenues is attributable to the new Southwest Power Pool (SPP) network tariff as discussed above. Wholesale and interchange sales changed primarily due to market and weather conditions. The increase in power marketing sales was primarily due to increased marketing efforts despite lower wholesale energy prices.

Cost of sales remained essentially unchanged for the period. The mark to market on derivatives decreased $18.6 million and fuel expense decreased $3.7 million. However, purchased power costs increased by $10.4 million, in part due to the maintenance outage at Wolf Creek as discussed above, and the higher costs associated with the dispatching of electric power which increased $12.4 million. Gross profit increased $6.8 million, or 3%.

Operating expenses increased $17.0 million, or 9%, primarily due to a scheduling charge from the SPP as a result of the new SPP network tariff as discuss above and increased selling, general and administrative expenses due to allocated compensation charges. Lower depreciation expense as discussed in Note 2 of the “Notes to Consolidated Financial Statements” partially offset this increase.

Income from operations decreased $10.2 million, or 29%, for the reasons set forth above.

Income Taxes

We have recorded income tax benefits for the interim periods using the federal statutory rate of 35%. The difference between our effective rate and the statutory rate benefit for the three and six month periods ending June 30, 2002 compared to 2001 results primarily from income from operations and other differences. These include the tax benefit of excluding from taxable income, in accordance with IRS rules, the income from corporate-owned life insurance; certain expenses for depreciation, compensation, amortization and state income taxes; and the loss of low-income housing tax credit.

LIQUIDITY AND CAPITAL RESOURCES

Our internally generated cash is generally sufficient to fund operations and debt service payments. We do not maintain independent short-term credit facilities and rely on Westar Energy for short-term cash needs. If Westar Energy is unable to borrow under its credit facilities, we could have a short term liquidity issue which could require us to obtain a credit facility for our short-term cash needs and which could result in higher borrowing costs.

On May 10, 2002, Westar Energy completed offerings for $365 million of its first mortgage bonds and $400 million of its unsecured senior notes, both of which will be due on May 1, 2007. The first mortgage bonds bear interest at an annual rate of 7 7/8% and the unsecured senior notes bear interest at an annual rate of 9 3/4%. Interest on the first mortgage bonds and unsecured senior notes is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2002. The net proceeds from these offerings were used to repay outstanding indebtedness of $547 million under Westar Energy’s existing secured bank term loan, provide for the repayment of $100 million of Westar Energy’s 7.25% first mortgage bonds due August 15, 2002 together with accrued interest, reduce the outstanding balance on Westar Energy’s existing secured revolving credit facility and pay fees and expenses of the transactions. In conjunction with the May 10, 2002 financing, Westar Energy amended its secured revolving credit facility to reduce the total commitment under the facility to $400 million from $500 million and to release another $100 million of Westar Energy’s first mortgage bonds from collateral.

On June 6, 2002, Westar Energy entered into a secured credit agreement providing for a $585 million term loan and a $150 million revolving credit facility, each maturing on June 6, 2005, provided that if Westar Energy has not refinanced or provided for the payment of its 6.25% senior unsecured notes that are putable and callable on August 15, 2003, or its 6.875% senior unsecured notes due August 15, 2004, at least 60 days prior to either such date, the maturity date is the date 60 days prior to either such date. As of August 8, 2002, $166.6 million principal amount of Westar Energy’s senior unsecured notes and $305.5 million principal amount of Westar Energy’s 6.875% senior unsecured notes were outstanding. All loans under the credit agreement are secured by our first mortgage bonds. The proceeds of the term loan were used to retire an existing Westar Energy revolving credit facility with an outstanding principal balance of $380 million, to provide for the repayment at maturity of $135 million principal amount of our first mortgage bonds due December 15, 2003 together with accrued interest, to repurchase approximately $45 million of Westar Energy’s outstanding unsecured notes and to pay customary fees and expenses of the transactions. There were no borrowings under the revolving credit facility at closing. As of August 8, 2002, Westar Energy’s borrowings under the revolving credit facility were $107 million.

On July 25, 2002, Westar Energy and we entered into an amendment to the agreement related to our accounts receivable securitization that extended the term for an additional year and eliminated Westar Energy’s right to increase the amount of the accounts receivable Westar Energy and we had a right to sell during certain periods from $125 million to $175 million. See Note 4 of the Notes to Consolidated Financial Statements in our 2001 Form 10-K for additional information about the accounts receivable securitization.

Under GAAP, we are required to continue reporting as outstanding debt on our consolidated balance sheets the $135 million principal amount of our first mortgage bonds due December 15, 2003, until the funds deposited with the trustee are used to retire such bonds at maturity. The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can only be used for the purpose of repaying this indebtedness and related interest.

The table below shows changes from our 2001 Form 10-K, in the projected future cash payments for our contractual obligations for long-term debt existing at June 30, 2002:

At June 30, 2002:

Contractual Obligations	Total	July 1, 2002 through December 31, 2002	2003	2004	2005–2006	Thereafter
	(Dollars in Thousands)
Long-term debt	$684,424	$—	$135,000	$—	$165,000	$384,424
Restricted cash deposited with the trustee for defeasance (a)	(135,000)	—	(135,000)	—	—	—

Adjusted long-term debt	$549,424	$—	$—	$—	$165,000	$384,424

(a) See Note 2 of the “Notes to Consolidated Financial Statements” for description of funds deposited with trustee for repayment of debt.

OTHER INFORMATION

Competition and Deregulation

As reported in our 2001 Form 10-K, the Southwest Power Pool (SPP) and the Midwest Independent System Operator (MISO) agreed in October 2001 to consolidate and form a regional transmission organization (RTO). On May 30, 2002, FERC approved the planned merger. The merger order requires MISO and SPP to file a revised consolidated open-access transmission tariff by November 1, 2002. This new organization will operate our transmission system as part of an interconnected transmission system encompassing over 120,000 MW of generation capacity located in 20 states. MISO collects revenues attributable to the use of each member’s transmission system, and each member is able to transmit power purchased, generated for sale or bought for resale in the wholesale market, throughout the entire MISO system. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Information—Electric Utility—Competition and Deregulation,” in our 2001 Form 10-K.

Market Risk Disclosure

We are exposed to market risk, including market changes, changes in commodity prices and interest rates. Since December 31, 2001, we have not experienced any significant changes in our exposure to market risk. For additional information on our market risk, see our 2001 Form 10-K.

Hedging Activity

The following table summarizes the effects natural gas hedges had on our financial position and results of operations for the three and six months ended June 30, 2002:

Natural gas Hedges(a)
(Dollars in Thousands)
Three Months Ended June 30, 2002:
Fair value of derivative instruments:
Current	$ 1,123
Long-term	3,228

Total	$4,351

Change in amounts in accumulated other comprehensive income	$ 3,601
Adjustment for losses included in net income	823
Change in estimated income tax expense	(1,666)

Net Comprehensive Gain	$ 2,758

Anticipated reclassifications to earnings in the next 12 months (b)	$ 1,123
Duration of hedge designation as of June 30, 2002	25 months

Natural gas Hedges(a)
(Dollars in Thousands)
Six Months Ended June 30, 2002:
Fair value of derivative instruments:
Current	$ 1,123
Long-term	3,228

Total	$ 4,351

Change in amounts in accumulated other comprehensive income	$16,733
Adjustment for losses included in net income	1,488
Change in estimated income tax expense	(7,248)

Net Comprehensive Gain	$10,973

Anticipated reclassifications to earnings in the next 12 months(b)	$ 1,123
Duration of hedge designation as of June 30, 2002	25 months
(a)    Natural gas hedge assets and liabilities are classified in the balance sheet as energy trading contracts. Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 25 months that these relationships are in place.
(b)    The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Fair Value of Energy Trading Contracts

The tables below show the difference between the market value and the notional values of energy trading contracts outstanding for the six months ended June 30, 2002, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$(11,213)
Less contracts realized or otherwise settled during the period	(171)
Fair value of new contracts entered into during the period	14,109

Fair value of contracts outstanding at the end of the period	$3,067

	Fair Value of Contracts at End of Period
Source of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years
	(In Thousands)
Prices actively quoted (futures)	$—	$—	$—	$—	$—
Prices provided by other external sources (swaps and forwards)	4,106	1,264	2,842	—	—
Prices based on models and other valuation models (options and other)	(1,039)	(1,010)	(29)	—	—

Total fair value of contracts outstanding	$3,067	$254	$2,813	$—	$—

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to the market risk disclosure is set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Information—Market Risk Disclosure” which is incorporated herein by reference.

KANSAS GAS AND ELECTRIC COMPANY

PART II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 8 in the “Notes to Consolidated Financial Statements” included in Part 1, Item 1 of this report. The disclosure set forth in Note 8, “Legal Proceedings” is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

4.1 —	Forty-First Supplemental Indenture dated June 6, 2002 between Kansas Gas and Electric Company and BNY Midwest Trust Company, as Trustee.
99.1 —	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K filed during the three months ended June 30, 2002: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date:	August 14, 2002	By:	/s/ PAUL R. GEIST
Paul R. Geist, Vice President and Treasurer (Principal Financial and Accounting Officer)