Form 10-Q
period 2002-09-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2002-11-15
CIK 54496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes	☒	No	☐

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No par value	1,000 Shares

(Class)	(Outstanding at November 6, 2002)

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

•	capital expenditures,
•	earnings,
•	liquidity and capital resources,
•	litigation,
•	possible corporate restructurings, mergers, acquisitions and dispositions,
•	compliance with debt and other restrictive covenants,
•	interest and dividends,
•	the financial condition of other Westar Energy, Inc.’s subsidiaries and their impact on Westar Energy, Inc.’s results, including possible future impairment charges,
•	environmental matters,
•	nuclear operations and
•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:
•	electric utility deregulation or re-regulation,
•	ongoing municipal, state and federal activities,
•	future economic conditions,
•	changes in accounting requirements and other accounting matters,
•	changing weather,
•	rate and other regulatory matters, including the impact of the November 8, 2002 order of the Kansas Corporation Commission requiring the financial and corporate restructuring of Westar Energy, Inc.,
•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,
•	the proposed sale of Westar Energy, Inc.’s interests in ONEOK, Inc.,
•	the federal grand jury subpoena by the United States Attorney’s Office seeking certain information fromWestar Energy, Inc.
•

the inquiry by the Securities and Exchange Commission into the restatement of Westar Energy, Inc.’s financial statements and related announcement of the reaudit of Westar Energy, Inc.’s and our 2001 and 2000 financial statements,

•	political, legislative and regulatory developments,
•	amendments or revisions to Westar Energy, Inc.’s current business and financial plans,
•	regulatory, legislative and judicial actions,
•	regulated and competitive markets,
•	the impact of the indictment of Westar Energy, Inc.’s Chief Executive Officer,
•	the impact of changes in the London Interbank offer rate (LIBOR) on the fair value of our allocated share of Westar Energy, Inc.’s energy swap transactions,
•	changes in the 10-year United States Treasury rates and the corresponding impact on the fair value of Westar Energy, Inc.’s call option contract and
•	other circumstances affecting anticipated operations, sales and costs.

          These lists are not all-inclusive because it is not possible to predict all possible factors.

          See “Item 1.  Business — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001, for additional information on matters that could impact our operations and financial results.  Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

PART I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,089	$5,564
Restricted cash	10,281	—
Accounts receivable, net	70,757	45,209
Receivable from affiliates	—	17,349
Inventories and supplies	63,646	65,531
Energy trading contracts	6,334	4,887
Deferred tax assets	—	1,002
Prepaid expenses and other	33,926	23,312

Total Current Assets	194,033	162,854

PROPERTY, PLANT AND EQUIPMENT, NET	2,389,291	2,426,875

OTHER ASSETS:
Restricted cash	140,130	—
Regulatory assets	252,248	244,108
Energy trading contracts	2,293	—
Other	97,335	96,208

Total Other Assets	492,006	340,316

TOTAL ASSETS	$3,075,330	$2,930,045

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,855	$51,384
Payable to affiliates	111,551	—
Accrued liabilities	77,469	66,642
Energy trading contracts	5,511	9,970
Deferred tax liabilities	11,345	—
Other	6,758	6,362

Total Current Liabilities	231,489	134,358

LONG-TERM LIABILITIES:
Long-term debt, net	684,455	684,360
Deferred income taxes and investment tax credits	712,136	726,676
Deferred gain from sale-leaseback	165,594	174,466
Energy trading contracts	438	6,130
Other	180,019	155,666

Total Long-Term Liabilities	1,742,642	1,747,298

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY:
Common stock, without par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Accumulated other comprehensive loss, net	(2,205)	(11,023)
Retained earnings (accumulated deficit)	37,770	(6,222)

Total Shareholder’s Equity	1,101,199	1,048,389

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$3,075,330	$2,930,045

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,

	2002	2001

SALES	$217,607	$200,672
COST OF SALES	47,091	52,704

GROSS PROFIT	170,516	147,968

OPERATING EXPENSES:
Operating and maintenance	54,428	46,804
Depreciation and amortization	22,260	26,356
Selling, general and administrative	17,191	16,962

Total Operating Expenses	93,879	90,122

INCOME FROM OPERATIONS	76,637	57,846

OTHER EXPENSE, NET	6,030	2,945

INTEREST EXPENSE:
Interest expense on long-term debt	11,057	10,976
Interest expense on short-term debt and other	690	1,349

Total Interest Expense	11,747	12,325

EARNINGS BEFORE INCOME TAXES	58,860	42,576
Income tax expense	21,130	10,731

NET INCOME	$37,730	$31,845

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains (losses) on cash flow hedges arising during the period	$(1,591)	$(19,738)
Adjustment for losses (gains) included in net income	(114)	863
Income tax benefit (expense)	(450)	7,508

Total other comprehensive gain (loss), net of tax	(2,155)	(11,367)

COMPREHENSIVE INCOME	$35,575	$20,478

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

SALES	$528,163	$499,004
COST OF SALES	132,801	133,029

GROSS PROFIT	395,362	365,975

OPERATING EXPENSES:
Operating and maintenance	162,297	147,025
Depreciation and amortization	71,247	78,577
Selling, general and administrative	60,540	47,695

Total Operating Expenses	294,084	273,297

INCOME FROM OPERATIONS	101,278	92,678

OTHER EXPENSE, NET	10,106	7,398

INTEREST EXPENSE:
Interest expense on long-term debt	32,815	33,265
Interest expense on short-term debt and other	2,211	3,126

Total Interest Expense	35,026	36,391

EARNINGS (LOSSES) BEFORE INCOME TAXES	56,146	48,889
Income tax expense	12,154	9,017

NET INCOME BEFORE ACCOUNTING CHANGE	43,992	39,872
Cumulative effect of accounting change, net of $8,520 tax	—	12,898

NET INCOME	$43,992	$52,770

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains (losses) on cash flow hedges arising during the period	$15,142	$(19,738)
Adjustment for losses (gains) included in net income	1,374	863
Income tax benefit (expense)	(7,698)	7,508

Total other comprehensive gain (loss), net of tax	8,818	(11,367)

COMPREHENSIVE INCOME	$52,810	$41,403

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$43,992	$52,770
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(12,898)
Depreciation and amortization	71,247	78,577
Amortization of nuclear fuel	9,510	12,665
Amortization of deferred gain from sale-leaseback	(8,871)	(8,871)
Net deferred and accrued taxes	(6,149)	(21,338)
Net changes in energy trading assets and liabilities	2,625	(12,948)
Loss on sale of property	1,423	—
Changes in working capital items:
Restricted cash	(10,281)	—
Accounts receivable, net	(22,451)	47,185
Inventories and supplies	1,885	(9,473)
Prepaid expenses and other	(10,614)	(8,944)
Accounts payable	(32,529)	(11,291)
Accrued and other current liabilities	7,481	43,469
Changes in other assets and liabilities	6,029	(16,293)

Cash flows from operating activities	53,297	132,610

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(44,877)	(52,213)
Proceeds from disposition of property	1,205	—

Cash flows used in investing activities	(43,672)	(52,213)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Funds in trust for debt repayment	(135,000)	—
Advances from parent company, net	128,900	(10,041)
Dividends to parent company	—	(75,000)

Cash flows used in financing activities	(6,100)	(85,041)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,525	(4,644)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,564	7,101

End of period	$9,089	$2,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$87,714	$69,334
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K).

Use of Management’s Estimates

          The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  In management’s opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

Defeasance of Outstanding Debt

          Under GAAP, we are required to continue reporting as outstanding debt on our consolidated balance sheets the $135 million principal amount of our first mortgage bonds due December 15, 2003, until the funds deposited with the trustee are used to retire such bonds at maturity.  The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can only be used for the purpose of repaying this indebtedness and related interest.  See Note 8 for discussion of debt financings completed during the second quarter of 2002.

Cumulative Effect of Accounting Change

          Effective January 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133).  We use derivative instruments (primarily swaps, options and futures) to manage interest rate exposure and the commodity price risk inherent in fossil fuel purchases and electricity sales.  Under SFAS No. 133, all derivative instruments, including our energy trading contracts, are recorded on our consolidated balance sheets as either an asset or liability measured at fair value.  Changes in a derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met.  Cash flows from derivative instruments are presented in net cash flows from operating activities.

          Derivative instruments used to manage commodity price risk inherent in fuel purchases and electricity sales are classified as energy trading contracts on our consolidated balance sheets.  Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities.

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

Accounting Changes

          On July 1, 2002, we began reporting mark-to-market gains and losses on energy trading contracts on a net basis, whether realized or unrealized, in our consolidated income statements. Prior to July 1, 2002, we reported gains on these contracts in sales and losses in cost of sales in our consolidated  income statement.  Subsequent to July 1, 2002, all gains and losses are reported in revenues.  See Note 3 for additional information on the effects of the accounting change.

          Additionally, in October 2002, the Financial Accounting Standards Board (FASB), through the Emerging Issues Task Force (EITF), rescinded Issue 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.”  As a result, all new contracts that would otherwise have been accounted for under Issue 98-10 and that do not fall within the scope of SFAS No. 133 will no longer be marked-to-market and recorded in earnings beginning on October 25, 2002.  Effective January 1, 2003, a cumulative effect of a change in accounting principle will be recorded related to any remaining contracts that were accounted for under Issue 98-10 and that do not fall within the scope of SFAS No. 133.  We are currently evaluating the potential effect of this change in accounting principle.

Change in Depreciation Rates

          In its rate order of July 25, 2001, the Kansas Corporation Commission (KCC) extended the recovery period for certain of our generating assets for regulatory rate making purposes.  On April 1, 2002, we adopted the new depreciation rates as prescribed in the KCC order for GAAP purposes, after exhausting the available appeals process to contest the extension of our recovery periods for our LaCygne 2 and Wolf Creek generating stations.  This change is expected to reduce our annual depreciation expense in our GAAP financial statements by approximately $18 million.  See Note 4 for additional information.

Reclassifications

          Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.

3.  FINANCIAL INSTRUMENTS, ENERGY TRADING AND RISK MANAGEMENT

          Our operations are exposed to market risks from changes in commodity prices and interest rates that could affect our results of operations and financial condition.  We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments.  We use the term hedge to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks.  We use derivative instruments as risk management tools consistent with our business plans and prudent business practices and for energy trading purposes.

Energy Trading Contracts

          We engage in both trading and non-trading activities in our commodity price risk management activities.  We trade electricity, coal, natural gas and oil.  We utilize a variety of financial instruments, including forward contracts involving cash settlements or physical delivery of an energy commodity, options, swaps requiring payments (or receipt of payments) from counterparties based on the differential between specified prices for the related commodity and futures traded on electricity, natural gas and oil.

          We are involved in trading activities primarily to minimize risk from market fluctuations, capitalize on our market knowledge and enhance system reliability.  Net open positions exist or are established due to the origination of new transactions and our assessment of, and response to, changing market conditions.  To the extent we have open positions, we are exposed to the risk that fluctuating market prices could adversely impact our financial position or results from operations.

          We have considered a number of risks and costs associated with the future contractual commitments included in our energy portfolio.  These risks include credit risks associated with the financial condition of counterparties, product location (basis) differentials and other risks.  The counterparties in our portfolio are primarily large energy marketers and major utility companies.  The creditworthiness of our counterparties could positively or negatively impact our overall exposure to credit risk.  We maintain credit policies with regard to our counterparties that, in management’s view, minimize overall credit risk.

          We are also exposed to commodity price changes outside of trading activities.  We use derivatives for non-trading purposes and a mix of various fuel types primarily to reduce exposure relative to the volatility of market and commodity prices.  Due to the volatility of power market and gas prices, past prices cannot be used to predict future prices.

          Additional factors that affect our commodity price exposure are the quantity and availability of fuel used for generation and the quantity of electricity customers will consume.  Quantities of fossil fuel used for generation could vary dramatically year to year based on the particular fuel’s availability, price, deliverability, unit outages and nuclear refueling.  Our customers’ electricity usage could also vary dramatically year to year based on the weather or other factors.

Hedging Activity

          During the third quarter of 2001, Westar Energy entered into hedging relationships to manage commodity price risk associated with future natural gas purchases in order to protect us and our customers from adverse price fluctuations in the natural gas market.  Initially, Westar Energy entered into futures and swap contracts with terms extending through July 2004 to hedge price risk for a portion of our anticipated natural gas fuel requirements for our generation facilities.  We have designated these hedging relationships as cash flow hedges in accordance with SFAS No. 133.  Through the third quarter of 2002, we have burned 13,800,000 MMBtu.  In September 2002, we determined that we had overhedged approximately 8,280,000 MMBtu for the remaining period of the hedge and we recognized a gain in earnings of $2.8 million as a result of the discontinuance of this portion of the cash flow hedge.  We are currently forecasting that we need a notional volume of 4,830,000 MMBtu for the remainder of the hedged period of October 2002 through July 2004.

          Effective October 4, 2001, we entered into a $500 million interest rate swap agreement with a term of two years.  At that time, the effect of the swap agreement was to fix the annual interest rate on the term loan at 6.18%.  In June 2002, we refinanced the term loan associated with this swap, which increased the effective rate of the swap to 6.43%.  At September 30, 2002, the variable rate in effect for the term loan was 4.82%.  Changes in the fair value of this cash flow hedge are due to fluctuations in the variable interest rate.

          The following tables summarize the effects natural gas hedges had on our financial position and results of operations for the three and nine months ended September 30, 2002:

Natural gas Hedges (a)

(Dollars in Thousands)
Three Months Ended September 30, 2002:
Fair value of derivative instruments:
Current	$728
Long-term	557

Total	$1,285

Change in amounts in accumulated other comprehensive income	$(1,591)
Adjustment for losses included in net income	(114)
Change in estimated income tax expense (benefit)	(450)

Net Comprehensive Gain	$(2,155)

Anticipated reclassifications to earnings in the next 12 months (b)	$728

Duration of hedge designation as of September 30, 2002	22 months

Natural gas Hedges (a)

(Dollars in Thousands)
Nine Months Ended September 30, 2002:
Fair value of derivative instruments:
Current	$728
Long-term	557

Total	$1,285

Change in amounts in accumulated other comprehensive income	$15,142
Adjustment for losses included in net income	1,374
Change in estimated income tax expense	(7,698)

Net Comprehensive Gain	$8,818

Anticipated reclassifications to earnings in the next 12 months (b)	$728

Duration of hedge designation as of September 30, 2002	22 months

(a)

Natural gas hedge assets and liabilities are classified in the balance sheet as energy trading contracts.  Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 22 months that these relationships are in place.

(b)	The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Fair Value of Energy Trading Contracts

          The tables below show the fair value and the notional values of energy trading contracts outstanding for the nine months ended September 30, 2002, their sources and maturity periods:

Fair Value of Contracts

(In Thousands)

Net fair value of contracts outstanding at the beginning of the period	$(11,213)
Less contracts realized or otherwise settled during the period	(599)
Fair value of new contracts entered into during the period	13,292

Fair value of contracts outstanding at the end of the period	$2,678

          These contracts were valued through market exchanges and, where necessary, broker quotes and industry publications.  The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period

Source of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years

	(In Thousands)

Prices actively quoted (futures)	$1,447	$(92)	$1,539	$—	$—
Prices provided by other external sources (swaps and forwards)	1,115	70	1,045	—	—
Prices based on the Black Option Pricing model (options and other) (a)	116	116	—	—	—

Total fair value of contracts outstanding	$2,678	$94	$2,584	$—	$—

(a)The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

Effects of Accounting Changes

          On July 1, 2002, we began reporting mark-to-market gains and losses on energy trading contracts on a net basis, whether realized or unrealized, in our consolidated income statements.  Prior to July 1, 2002, we reported gains on these contracts in sales and losses in cost of sales in our consolidated income statements.  Subsequent to July 1, 2002, all gains and losses are reported in revenues.  The changes are reflected in our consolidated financial statements for the third quarter of 2002.  Prior periods shown in our consolidated financial statements have been reclassified to reflect the effect of this change and to be comparable as required by GAAP.  As a result of the net presentation, we expect significant reductions in our energy revenues and expenses from those reported in prior periods, which will not affect gross profit or net income.  A summary of the effects of this change for the three and nine months ended September 30, 2002 and 2001 is as follows:

Changes to Income Statement

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002

	Prior to Reclassifications for Net Presentation	After Reclassifications for Net Presentation	Prior to Reclassifications for Net Presentation	After Reclassifications for Net Presentation

	(In Thousands)

Sales	$226,598	$217,607	$563,827	$528,163
Cost of sales	56,082	47,091	168,465	132,801

Gross profit	$170,516	$170,516	$395,362	$395,362

Changes to Income Statement

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001

	Prior to Reclassifications for Net Presentation	After Reclassifications for Net Presentation	Prior to Reclassifications for Net Presentation	After Reclassifications for Net Presentation

	(In Thousands)

Sales	$206,926	$200,672	$494,048	$499,004
Cost of sales	58,958	52,704	128,073	133,029

Gross profit	$147,968	$147,968	$365,975	$365,975

          Additionally, in October 2002, the FASB, through the EITF, rescinded Issue 98-10.  As a result, all new contracts that would otherwise have been accounted for under Issue 98-10 and that do not fall within the scope of SFAS No. 133 will no longer be marked-to-market and recorded in earnings beginning on October 25, 2002.  Effective January 1, 2003, a cumulative effect of a change in accounting principle will be recorded related to any remaining contracts that were accounted for under Issue 98-10 and that do not fall within the scope of SFAS No. 133.  We are currently evaluating the potential effect of this change in accounting principle.

4.  RATE MATTERS AND REGULATION

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

 KCC Investigations and Orders

          See Note 5 for a discussion of the order issued by the KCC on July 20, 2001 in the KCC’s docket investigating the proposed separation of Westar Energy’s electric utility businesses (including us) from its non-utility businesses and other aspects of Westar Energy’s unregulated businesses.

          Effective July 1, 2002, Westar Energy entered into an outsourcing agreement with a newly formed subsidiary of Protection One, named Protection One Data Services, Inc. (PODS), pursuant to which Westar Energy outsourced to PODS a significant portion of the services and functions previously performed by Westar Energy’s internal information technology department.  On August 16, 2002, the KCC initiated an investigation as to whether participation by Westar Energy and PODS in this transaction and relationship is consistent with Kansas law, including Westar Energy’s and our statutory obligation to provide efficient and reliable service to Kansas customers at just and reasonable rates.  A technical hearing concerning this matter is scheduled for December 12, 2002.  Subject to the outcome of the investigation, the KCC conditionally approved an accounting order to preserve the cost savings attributable under the agreement.

         On November 8, 2002, the KCC issued an order, which requires Westar Energy and us to initiate a corporate and financial restructuring, among other things.  See Note 5 for additional information.

FERC Proceeding

          On September 6, 2002, Westar Energy filed an application with the FERC seeking authorization to issue unsecured long-term debt securities, on or before October 31, 2004, in an amount not to exceed $650 million at any one time.  The proposed debt securities will be issued to retire currently outstanding securities and indebtedness related to Westar Energy’s electric operations, including our indebtedness and accrued and unpaid interest due at maturity.  On October 3, 2002, the KCC and MBIA Insurance Corporation (MBIA) filed motions with the FERC to intervene.  Neither of the intervenors opposed the issuance of the requested borrowing authority.  The KCC stated that it did not oppose the application based on Westar Energy’s continued action consistent with its declaration that the funds would be used to retire existing debt and not to add new debt or to increase the aggregate amount of Westar Energy’s or our outstanding debt.  We cannot predict what action the FERC will take regarding this matter.

5.  PNM TRANSACTION

PNM Transaction

          On May 28, 2002, Westar Energy gave notice to Public Service Company of New Mexico (PNM) of termination of the merger agreement with PNM.  On September 25, 2002, PNM and Westar Energy announced that litigation between them had been settled without the payment of any damages or fees.  Each side agreed to release all of its claims and potential claims in connection with the transaction.

KCC Proceedings and Orders

          The merger with PNM contemplated the completion of a rights offering for shares of Westar Industries, Inc. (Westar Industries), a wholly owned subsidiary of Westar Energy, prior to closing.  On May 8, 2001, the KCC opened an investigation of the proposed separation of Westar Energy’s electric utility businesses (including us) from its non-utility businesses, including the rights offering, and other aspects of its unregulated businesses.  The order opening the investigation indicated that the investigation would focus on whether the separation and other transactions involving Westar Energy’s unregulated businesses are consistent with its obligation to provide efficient and sufficient electric service at just and reasonable rates to its electric utility customers.  The KCC staff was directed to investigate, among other matters, the basis for and the effect of the Asset Allocation and Separation Agreement Westar Energy entered into with Westar Industries in connection with the proposed separation and the intercompany payable owed by Westar Energy to Westar Industries, the separation of Westar Industries, the effect of the business difficulties faced by Westar Energy’s unregulated businesses and whether they should continue to be affiliated with its electric utility business, and Westar Energy’s present and prospective capital structures.  On May 22, 2001, the KCC issued an order nullifying the Asset Allocation and Separation Agreement, prohibiting Westar Energy and Westar Industries from taking any action to complete the rights offering for common stock of Westar Industries, which was to be a first step in the separation, and scheduled a hearing to consider whether to make the order permanent.

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

          On March 26, 2002, the KCC issued an order in which it acknowledged that Westar Energy’s FERC filings technically did not violate the July 20, 2001 KCC order.  However, the KCC expressed concern that Westar Energy’s refinancing plans as described in the FERC filings could, when implemented, increase the share of debt in the capital structure applicable to Westar Energy’s electric utility operations.  By agreement with the KCC staff and other intervenors, the FERC applications were amended so that the requested authority was limited to short-term (12 months or less) borrowing authority and, as a result, the KCC’s and certain other parties’ interventions were withdrawn.  On June 14, 2002, the FERC issued orders approving Westar Energy’s and our applications for short-term borrowing authority.

The Financial Plan

          The July 20, 2001 KCC order directed Westar Energy to present a financial plan to the KCC.  Westar Energy presented a financial plan to the KCC on November 6, 2001, which it amended on January 29, 2002.  The principal objective of the financial plan was to reduce Westar Energy’s total debt as calculated by the KCC to approximately $1.8 billion, a reduction of approximately $1.2 billion.  The financial plan contemplated that Westar Energy would proceed with a rights and warrants offering of Westar Industries common stock to Westar Energy’s shareholders and that, in the event that the PNM merger and related split-off did not close, Westar Energy would use its best efforts to sell its shares of Westar Industries common stock, or shares of its common stock, upon the occurrence of certain events.

          On May 30, 2002, Westar Industries gave notice pursuant to a shareholder agreement with ONEOK of its intention to sell all of the common stock and preferred stock of ONEOK owned by Westar Industries.  ONEOK had until August 28, 2002 to purchase the stock, but advised Westar Industries that it would not purchase the stock.  Accordingly, Westar Industries is now free to pursue a sale of the stock and is free of certain restrictions (including percentage limitations on sales) contained in the shareholder agreement.  On August 29, 2002, Westar Industries announced that it intends to sell its ownership in the common stock and preferred stock of ONEOK, which represents an approximate 45% ownership interest in ONEOK.  Westar Industries plans to sell outright, or sell an option to purchase, all or a portion of the ONEOK stock it owns in privately negotiated transactions, or sales into the public market.  Under the shareholder agreement, ONEOK must take all commercially reasonable steps to assist Westar Industries in securing such regulatory approvals as may be necessary to allow a sale of the stock provided such approvals would not reasonably be expected to have a material adverse effect on ONEOK.  Westar Industries has until September 30, 2003 to complete a sale of the stock.  Westar Energy cannot predict the outcome of this proposed sale of ONEOK stock nor can they predict the net proceeds they would receive.  If the ONEOK stock is not sold, the original provisions of the shareholder agreement will return in full force and effect.

          A hearing at the KCC that reviewed the financial plan began on July 2, 2002 and concluded July 11, 2002.  In conjunction with the hearing, on July 9, 2002, the KCC approved the sale of Westar Industries’ interest in ONEOK subject to, among other things, the condition that the net proceeds be used to decrease utility debt.

November 8, 2002 KCC Order

          On November 8, 2002, the KCC issued an order addressing Westar Energy’s proposed financial plan. The order contained the following findings and directions.

•	The order rejects Westar Energy’s proposed financial plan.

•

The order directs Westar Energy to reverse certain transactions, including reversing accounting entries so certain capital contributions by Westar Energy to Westar Industries are reflected as an intercompany payable owed by Westar Industries to Westar Energy, and reversing all transactions in 2002 recorded as equity investments by Westar Energy in Westar Industries so such transactions are reflected as intercompany payables owed by Westar Industries to Westar Energy. Westar Energy is required to submit a report within 30 days of the date of the order certified by its chief financial officer as to compliance with these requirements.

•

The order directs Westar Energy to submit a plan within 90 days for restructuring its organizational structure so that its electric utility business operating as a division of Westar Energy is placed in a separate subsidiary. The plan is required to include the process for restructuring, an analysis of whether the restructuring is consistent with Westar Energy’s present debt indentures and loan agreements, and if not, the necessary amendments to proceed with the restructuring. The restructuring plan is required to be accompanied by an updated cost allocation manual to track costs and investments attributable to Westar Energy’s regulated electric utility and non-regulated activities. Following approval of the restructuring plan and the updated cost allocation manual, Westar Energy will be required to provide the KCC with separate quarterly financial statements for Westar Energy and its electric utility subsidiaries.

•

The order directs Westar Energy to provide a written explanation if the amount of debt secured by utility assets which Westar Energy transfers to the new utility subsidiary exceeds $1.5 billion. For the two years beginning on the date Westar Energy submits its restructuring plan, Westar Energy is required to reduce secured utility debt by at least $100 million each year from cash flow.

•	The order directs Westar Energy to reduce its consolidated debt, to consider certain actions for reducing its consolidated debt, and to provide expert testimony supporting any decision to reject a suggested action. The suggested actions include payments of $100 million each year from cash flow, the issuance of common stock, the sale of ONEOK, Inc. stock, a reduction in, or elimination of, Westar Energy’s dividend, and the sale of Protection One.

•	The order initiates an investigation into the appropriate type, quantity, structure and regulation of the nonutility businesses with which Westar Energy’s utility businesses may be affiliated.

•	The order establishes standstill protections requiring that Westar Energy seek KCC approval before Westar Energy takes certain actions including making any loan to, investment in or transfer of cash in excess of $100,000 to a nonutility affiliate, entering into any agreement with a nonutility affiliate where the value of goods or services exchanged exceeds $100,000, investing, by Westar Energy or an affiliate, of more than $100,000 in an existing or new nonutility business, transferring any non-cash assets or intellectual property to any non-utility affiliate, issuing any debt, or selling any ONEOK, Inc. stock without complying with the requirements of a July 9, 2002 KCC order. In addition, Westar Energy must charge interest to nonutility affiliates at the incremental cost of their debt on outstanding balances of any existing or future interaffiliate loans, receivables or other cash advances due Westar Energy. These restrictions apply both to Westar Energy and us.

          Westar Energy and we are in the process of reviewing and assessing the order and its potential impact on its and our operations, financial condition and results of operations and Westar Energy expects to file a motion for reconsideration or clarification of some provisions of the order. Since the order was issued recently and Westar Energy and we are still assessing it, there may be additional issues arising from the order not discussed here.

6.  INCOME TAXES

          We have recorded income tax benefits for the interim periods using the federal statutory rate of 35%. The effective income tax rates set forth below are computed by dividing total income taxes by earnings before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Effective income tax expense (benefit)	36%	25%	22%	18%

          Other differences between our effective tax rate and the statutory rate include the tax benefit of excluding from taxable income, in accordance with IRS rules, the income from corporate-owned life insurance; certain expenses for depreciation, compensation, amortization and state income taxes; and the loss of affordable housing tax credits.

7.  ICE STORM

          In late January 2002, a severe ice storm swept through our service area causing extensive damage and loss of power to numerous customers.  Through September 30, 2002, we incurred total costs of $12.5 million for restoration costs, a portion of which was capitalized.  We have deferred and recorded as a regulatory asset on our September 30, 2002 consolidated balance sheet restoration costs of approximately $8.8 million.  We have received an accounting authority order from the KCC that allows us to accumulate and defer for potential future recovery all operating and carrying costs related to storm restoration.

8.  DEBT FINANCINGS

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

          On June 6, 2002, Westar Energy entered into a secured credit agreement providing for a $585 million term loan and a $150 million revolving credit facility, each maturing on June 6, 2005, provided that if Westar Energy has  not refinanced or provided for the payment of its 6.25% senior unsecured notes, that are putable and callable on August 15, 2003, or its 6.875% senior unsecured notes due August 1, 2004, at least 60 days prior to either such date, the maturity date is the date 60 days prior to either such date.  As of November 6, 2002, $146.4 million principal amount of Westar Energy’s senior unsecured notes and $278.3 million principal amount of Westar Energy’s 6.875% senior unsecured notes were outstanding.  All loans under the credit agreement are secured by our first mortgage bonds.  The proceeds of the term loan were used to retire an existing $400 million revolving credit facility of Westar Energy with an outstanding principal balance of $380 million, to provide for the repayment at maturity of $135 million principal amount of our first mortgage bonds due December 15, 2003 together with accrued interest, to repurchase approximately $45 million of Westar Energy’s outstanding unsecured notes and to pay customary fees and expenses of the transactions.  There were no borrowings under the revolving credit facility at closing or as of November 6, 2002.

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

9.  LEGAL PROCEEDINGS

          We are involved in various legal, environmental and regulatory proceedings.  We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations.  See also Notes 3 and 4 for discussions of FERC proceedings and KCC regulatory proceedings, and Note 11 for a discussion of a federal investigation of Westar Energy by the United States Attorney’s Office and Note 12 for a discussion of the inquiry by the Securities and Exchange Commission and the indictment of our chief executive officer.

10.  RELATED PARTY TRANSACTIONS

          All employees we utilize are provided by Westar Energy.  Certain operating expenses have been allocated to us from Westar Energy.  These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate factors.  Management believes such allocation procedures are reasonable.

          As of September 30, 2002, we had received advances from Westar Energy of  $128.9 million, $150.4 million which represents funds used to defease $135 million principal amount of our first mortgage bonds due December 15, 2003, along with related interest.

          During the fourth quarter of 2001, we entered into an option agreement to sell an office building located in downtown Wichita, Kansas, to Protection One, Inc., a subsidiary of Westar Industries, which is a wholly owned subsidiary of Westar Energy, for approximately $0.5 million.  The sales price was determined by management based on three independent appraisers’ findings.  This transaction was completed during June 2002.  Although we recognized a loss of $2.6 million on this transaction, we expect to realize an annual operating cost savings of approximately $0.9 million.  The cost savings will be treated as a regulatory liability in accordance with a March 26, 2002 KCC order.  For the nine months ended September 30, 2002, we recorded $0.2 million in cost savings as a regulatory liability.

11.  GRAND JURY SUBPEONA

          On September 17, 2002, Westar Energy was served with a federal grand jury subpoena by the United States Attorney’s Office concerning the use of aircraft leased by subsidiaries of Westar Energy and Westar Energy’s annual shareholder meetings.  Since that date, the United States Attorney’s Office has served additional information requests on Westar Energy and certain of its employees requesting further information concerning the use of aircraft, compensation arrangements with David C. Wittig and Douglas T. Lake, the rights offering and Westar Energy generally.  Westar Energy is providing information in response to these requests.  Westar Energy’s board of directors appointed a Special Committee of directors to investigate certain matters relating to the grand jury investigation.  The Special Committee has retained counsel and other advisors.

12.  SUBSEQUENT EVENTS

Securities and Exchange Commission Inquiry

          Westar Energy, Protection One and Arthur Andersen LLP, Westar Energy’s and our former independent auditor, were advised on November 1, 2002 by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into Westar Energy’s accounting practices with respect to the restatement of Westar Energy’s first and second quarter 2002 consolidated financial statements announced in November 2002 and the related announcement that Westar Energy, Protection One and our 2000 and 2001 financial statements will be reaudited.

Indictment of Westar Energy’s Chief Executive Officer

          On November 7, 2002, Westar Energy’s board of directors placed David C. Wittig, its Chairman of the Board, President and Chief Executive Officer, on administrative leave without pay from all of his positions with Westar Energy or any of its affiliates following his indictment by a federal grand jury in Topeka, Kansas, for actions arising from his personal dealings with the former president of a Topeka, Kansas, bank.  Westar Energy’s board of directors intends to appoint an acting President and Chief Executive Officer promptly.

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

INTRODUCTION

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K), and should be read in conjunction with that report.  In this section, we discuss our general financial condition, significant changes and our operating results.  We explain:

•	what factors impact our business,
•	what our earnings and costs were for the three and nine months ended September 30, 2002 and 2001,
•	why these earnings and costs differ from period to period,
•	how our earnings and costs affect our overall financial condition and
•	any other items that particularly affect our financial condition or earnings.

SUMMARY OF SIGNIFICANT ITEMS

November 8, 2002 KCC Order

          On November 8, 2002, the KCC issued an order addressing Westar Energy’s proposed financial plan. The order contained the following findings and directions.

•	The order rejects Westar Energy’s proposed financial plan.

•

The order directs Westar Energy to reverse certain transactions, including reversing accounting entries so certain capital contributions by Westar Energy to Westar Industries are reflected as an intercompany payable owed by Westar Industries to Westar Energy, and reversing all transactions in 2002 recorded as equity investments by Westar Energy in Westar Industries so such transactions are reflected as intercompany payables owed by Westar Industries to Westar Energy. Westar Energy is required to submit a report within 30 days of the date of the order certified by its chief financial officer as to compliance with these requirements.

•

The order directs Westar Energy to submit a plan within 90 days for restructuring its organizational structure so that its electric utility business operating as a division of Westar Energy is placed in a separate subsidiary. The plan is required to include the process for restructuring, an analysis of whether the restructuring is consistent with Westar Energy’s present debt indentures and loan agreements, and if not, the necessary amendments to proceed with the restructuring. The restructuring plan is required to be accompanied by an updated cost allocation manual to track costs and investments attributable to Westar Energy’s regulated electric utility and non-regulated activities. Following approval of the restructuring plan and the updated cost allocation manual, Westar Energy will be required to provide the KCC with separate quarterly financial statements for Westar Energy and its electric utility subsidiaries.

•

The order directs Westar Energy to provide a written explanation if the amount of debt secured by utility assets which Westar Energy transfers to the new utility subsidiary exceeds $1.5 billion. For the two years beginning on the date Westar Energy submits its restructuring plan, Westar Energy is required to reduce secured utility debt by at least $100 million each year from cash flow.

•	The order directs Westar Energy to reduce its consolidated debt, to consider certain actions for reducing its consolidated debt, and to provide expert testimony supporting any decision to reject a suggested action. The suggested actions include payments of $100 million each year from cash flow, the issuance of common stock, the sale of ONEOK, Inc. stock, a reduction in, or elimination of, Westar Energy’s dividend, and the sale of Protection One.

•	The order initiates an investigation into the appropriate type, quantity, structure and regulation of the nonutility businesses with which Westar Energy’s utility businesses may be affiliated.

•	The order establishes standstill protections requiring that Westar Energy seek KCC approval before Westar Energy takes certain actions including making any loan to, investment in or transfer of cash in excess of $100,000 to a nonutility affiliate, entering into any agreement with a nonutility affiliate where the value of goods or services exchanged exceeds $100,000, investing, by Westar Energy or an affiliate, of more than $100,000 in an existing or new nonutility business, transferring any non-cash assets or intellectual property to any non-utility affiliate, issuing any debt, or selling any ONEOK, Inc. stock without complying with the requirements of a July 9, 2002 KCC order. In addition, Westar Energy must charge interest to nonutility affiliates at the incremental cost of their debt on outstanding balances of any existing or future interaffiliate loans, receivables or other cash advances due Westar Energy. These restrictions apply both to Westar Energy and us.

          Westar Energy and we are in the process of reviewing and assessing the order and its potential impact on its and our operations, financial condition and results of operations and Westar Energy expects to file a motion for reconsideration or clarification of some provisions of the order. Since the order was issued recently and Westar Energy and we are still assessing it, there may be additional issues arising from the order not discussed here.

Potential Changes in Westar Industries’ ONEOK Ownership

          On May 30, 2002, Westar Industries, Inc. (Westar Industries), a wholly-owned subsidiary of Westar Energy, Inc. (Westar Energy), gave notice pursuant to a shareholder agreement with ONEOK, Inc. (ONEOK) of its intention to sell all of the common stock and preferred stock of ONEOK owned by Westar Industries.  ONEOK had until August 28, 2002 to purchase the stock, but advised Westar Industries that it would not purchase the stock.  Accordingly, Westar Industries is now free to pursue a sale of the stock and is free of certain restrictions (including percentage limitations on sales) contained in the shareholder agreement.  On August 29, 2002, Westar Industries announced that it intends to sell its ownership in the common stock and preferred stock of ONEOK, which represents an approximate 45% ownership interest in ONEOK.  Westar Industries plans to sell outright, or sell an option to purchase, all or a portion of the ONEOK stock it owns in privately negotiated transactions, or sales into the public market.  Under the shareholder agreement, ONEOK must take all commercially reasonable steps to assist Westar Industries in securing such regulatory approvals as may be necessary to allow a sale of the stock provided such approvals would not reasonably be expected to have a material adverse effect on ONEOK.  Westar Industries has until September 30, 2003 to complete a sale of the stock.  Westar Energy cannot predict the outcome of this proposed sale of ONEOK stock nor can we predict the net proceeds Westar Energy would receive.  If the ONEOK stock is not sold, the original provisions of the shareholder agreement will return in full force and effect.

Declines in Energy Markets

          During 2002, the energy trading market deteriorated due to the effects of overcapacity in our region, the impact of the prolonged recessionary environment and a reduced number of creditworthy counter parties.  This deterioration has resulted in significant declines in volume and liquidity, influencing the wholesale power market, primarily in the forward market.  As a result, numerous participants in the market for wholesale trading of electricity have recently suffered financial setbacks that have been reported in the media and in Securities and Exchange Commission (SEC) reports.  In relation to illegal or inappropriate trading practices, the Federal Energy Regulatory Commission (FERC) and the SEC are investigating many of these same participants.  Market capitalization of these companies has been substantially reduced and credit ratings have, in many cases, been downgraded.  Westar Energy’s power marketing group routinely does business with some of these companies and these companies may be counter parties to several other entities with whom Westar Energy routinely does business.  These developments have adversely impacted Westar Energy’s power marketing business and Westar Energy is unable to predict if or when the business environment will improve.  Due to our efforts in executing energy trading contracts and monitoring our exposure, we have not experienced any credit related losses with counterparties.

CRITICAL ACCOUNTING POLICIES

          Since December 31, 2001, we have not experienced any significant changes in our critical accounting policies except for the impact of the defeasance of outstanding debt and the change in depreciation rates as discussed below.  For additional information on our critical accounting policies, see our 2001 Form 10-K.

Defeasance of Outstanding Debt

          In accordance with accounting principles generally accepted in the United States of America (GAAP), we are required to continue reporting as outstanding debt on our consolidated balance sheets the $135 million principal amount of our first mortgage bonds due December 15, 2003, until the funds deposited with the trustee are used to retire such bonds at maturity.  The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can be used for the sole purpose of repaying this indebtedness and related interest.

Change in Depreciation Rates

          In its rate order of July 25, 2001, the KCC extended the recovery period for certain of our generating assets for regulatory rate making purposes.  On April 1, 2002, we adopted the new depreciation rates as prescribed in the KCC order for GAAP purposes after exhausting the available appeals process to contest the extension of our recovery periods for our LaCygne 2 and Wolf Creek generating stations.  This change is expected to reduce our annual depreciation expense in our GAAP financial statements by approximately $18 million.  See Note 4 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation,” for additional information.

OPERATING RESULTS

          The following discussion explains significant changes in operating results.  Our electric sales for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,

	2002	2001	% Change

	(In Thousands)

Residential	$86,884	$80,990	7.3
Commercial	53,132	53,842	(1.3)
Industrial	42,041	42,967	(2.2)
Other	12,979	6,256	107.5

Total retail	195,036	184,055	6.0
Power Marketing/Wholesale and Interchange	22,571	16,617	35.8

Total	$217,607	$200,672	8.4

	Nine Months Ended September 30,

	2002	2001	% Change

	(In Thousands)

Residential	$179,220	$186,528	(3.9)
Commercial	132,642	136,456	(2.8)
Industrial	115,580	121,374	(4.8)
Other	38,719	18,012	115.0

Total retail	466,161	462,370	0.8
Power Marketing/Wholesale and Interchange	62,002	36,634	71.2

Total	$528,163	$499,004	5.8

          The following tables reflect changes in electric sales volumes, as measured by megawatt hours (MWh), for the three and nine months ended September 30, 2002 and 2001.  No sales volumes are included for power marketing sales because these sales are not based on electricity we generate.

	Three Months Ended September 30,

	2002	2001	% Change

	(Thousands of MWh)

Residential	1,027	928	10.7
Commercial	826	817	1.1
Industrial	905	958	(5.5)
Other	11	11	—

Total retail	2,769	2,714	2.0
Wholesale and Interchange	667	451	47.9

Total	3,436	3,165	8.6

	Nine Months Ended September 30,

	2002	2001	% Change

	(Thousands of MWh)
Residential	2,301	2,238	2.8
Commercial	2,070	2,015	2.7
Industrial	2,550	2,692	(5.3)
Other	33	33	—

Total retail	6,954	6,978	(0.3)
Wholesale and Interchange	2,539	1,730	46.8

Total	9,493	8,708	9.0

          Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001:  Retail sales increased primarily due to increased residential sales volumes caused by warmer weather during September 2002 and increased other revenues caused by a new Southwest Power Pool (SPP) network tariff.  The new tariff requires us to pay to the SPP all expenses associated with transporting our power from our generating stations.  The SPP then pays us for distributing power to our retail customers and these payments are reflected in other revenues.  Prior to the implementation of the new tariff, we had offsetting revenues and expenses, because an internal allocation was used.  Power marketing, wholesale and interchange sales increased despite lower wholesale energy prices primarily due increased volume.

          Cost of sales is comprised of fuel used for generation and purchased power expense.  Cost of sales decreased $5.6 million, or 11%, primarily due to a decrease of $8.4 million in fuel expenses and a $4.2 million decline in purchased power expense.  These decreases were partially offset by a $6.9 million increase in costs associated with the dispatching of electric power.  Gross profit increased $22.5 million, or 15%.

          Operating expenses increased $3.8 million, or 4%, primarily due to a scheduling charge from the SPP as a result of the new SPP network tariff as discussed above.  Lower depreciation expense, as discussed above in “— Critical Accounting Policies — Change in Depreciation Rates,” partially offset this increase.

          Income from operations increased $18.8 million, or 32%, for the reasons set forth above.

          Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001:  Retail sales increased due to an increase in other revenues, which is attributable to a new SPP network tariff as discussed above.  Residential and commercial revenues decreased as a result of the July 2001 rate decrease despite an increase in sales volumes primarily due to weather conditions.  Lower industrial demand related to weak economic conditions caused the decline in industrial sales.  Power marketing, wholesale and interchange sales revenue increased primarily due to an increase in wholesale and interchange sales volumes.

          Cost of sales remained essentially unchanged for the period.  Fuel expense decreased $12.2 million and purchased power costs decreased $7.4 million.  However partially offsetting these reductions were $19.3 million in higher costs associated with the dispatching of electric power, due in part to the maintenance outage at Wolf Creek as discussed in the following paragraph.  Gross profit increased $29.4 million, or 8%.

          Wolf Creek has a scheduled refueling and maintenance outage approximately every 18 months.  Wolf Creek was shut down for 36 days for its 12th scheduled refueling and maintenance outage, which began on March 23, 2002 and ended on April 27, 2002.  Wolf Creek operated the entire year of 2001 without any refueling outages.

          Operating expenses increased $20.8 million, or 8%, primarily due to a scheduling charge from the SPP as a result of the new SPP network tariff as discussed above and increased selling, general and administrative expenses due to allocated compensation charges.  Lower depreciation rates, as discussed in Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” partially offset this increase.  In addition, our maintenance expense has declined over the nine months ending September 30, 2002 due to the reduction of the forced outage rates of our generating units.

          Income from operations increased $8.6 million, or 9%, for the reasons set forth above.

Income Taxes

          We have recorded income tax expenses for the interim periods using the federal statutory rate of 35%. The effective income tax rates set forth below are computed by dividing total income taxes by earnings before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Effective income tax expense	36%	25%	22%	18%

          Other differences between our effective tax rate and the statutory rate include the tax benefit of excluding from taxable income, in accordance with IRS rules, the income from corporate-owned life insurance; certain expenses for depreciation, compensation, amortization and state income taxes; and the loss of affordable housing tax credits.

LIQUIDITY AND CAPITAL RESOURCES

          Our internally generated cash is generally sufficient to fund operations and debt service payments.  We do not maintain independent short-term credit facilities and rely on Westar Energy for short-term cash needs.  If Westar Energy is unable to borrow under its credit facilities, we could have a short term liquidity issue, which could require us to obtain a credit facility for our short-term cash needs and that could result in higher borrowing costs.

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

          On June 6, 2002, Westar Energy entered into a secured credit agreement providing for a $585 million term loan and a $150 million revolving credit facility, each maturing on June 6, 2005, provided that if Westar Energy has not refinanced or provided for the payment of its 6.25% senior unsecured notes that are putable and callable on August 15, 2003, or its 6.875% senior unsecured notes due August 1, 2004, at least 60 days prior to either such date, the maturity date is the date 60 days prior to either such date.  As of November 6, 2002, $146.4 million principal amount of Westar Energy’s 6.25% senior unsecured notes and $278.3 million principal amount of Westar Energy’s 6.875% senior unsecured notes were outstanding.  All loans under the credit agreement are secured by our first mortgage bonds.  The proceeds of the term loan were used to retire an existing $400 million revolving credit facility of Westar Energy with an outstanding principal balance of $380 million, to provide for the repayment at maturity of $135 million principal amount of our first mortgage bonds due December 15, 2003 together with accrued interest, to repurchase approximately $45 million of Westar Energy’s outstanding unsecured notes and to pay customary fees and expenses of the transactions.  There were no borrowings under the revolving credit facility at closing or as of November 6, 2002.

          On July 25, 2002, Westar Energy and we entered into an amendment to the agreement related to our accounts receivable securitization that extended the term for an additional year and eliminated Westar Energy’s right to increase from $125 million to $175 million the amount of the accounts receivable Westar Energy and we had a right to sell during certain periods.  See Note 4 of the Notes to Consolidated Financial Statements in our 2001 Form 10-K for additional information about the accounts receivable securitization.

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

Contractual Obligations and Commercial Commitments

          In the course of our business activities, we enter into a variety of contractual obligations and commercial commitments.  Some of these result in direct obligations that are reflected in our consolidated balance sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in our underlying consolidated financial statements.  The obligations listed below do not include assumptions for on-going needs for which no contractual obligations existed as of September 30, 2002, and represent only amounts that we are currently contractually obligated to meet.

          Contractual Cash Obligations

          The following table summarizes our contractual cash obligations by payment due date existing at September 30, 2002:

At September 30, 2002:

Contractual Obligations	Total	October 1, 2002 through December 31, 2002	2003	2004	2005 - 2006	Thereafter

	(Dollars in Thousands)

Long-term debt, net	$684,455	$—	$135,000	$—	$165,000	$384,455
Restricted cash deposited with the trustee for defeasance (a)	(135,000)	—	(135,000)	—	—	—

Adjusted long-term debt	$549,455	$—	$—	$—	$165,000	$384,455

Operating leases	$627,150	$1,780	$45,839	$40,774	$93,066	$445,691
Fossil fuel	586,485	8,201	41,891	37,173	74,343	424,877
Nuclear fuel	176,141	1,111	22,560	13,480	18,561	120,429
Unconditional purchase obligations	1,363	1,175	185	—	—	3

Total contractual obligations, including adjusted long-term debt	$1,940,594	$12,267	$110,475	$91,427	$350,970	$1,375,455

(a) See Note 2 of the “Notes to Consolidated Financial Statements” for description of funds deposited with trustee for repayment of debt.

OTHER INFORMATION

Competition and Deregulation

          As reported in our 2001 Form 10-K, the Southwest Power Pool (SPP) and the Midwest Independent System Operator (MISO) agreed in October 2001 to consolidate and form a regional transmission organization (RTO).  On May 30, 2002, FERC approved the planned merger.  On November 4, 2002, MISO and SPP filed a revised consolidated open-access transmission tariff as required by the merger agreement.  If approved by the FERC, the tariff will eliminate rate “pancaking” - the need to pay multiple rates to cross service territories - for transactions that occur between MISO and SPP customers.

          The combined MISO/SPP will operate our transmission system as part of an interconnected transmission system encompassing over 120,000 MW of generation capacity located in 20 states.  MISO collects revenues attributable to the use of each member’s transmission system, and each member is able to transmit power purchased, generated for sale or bought for resale in the wholesale market, throughout the entire MISO system.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Information — Electric Utility — Competition and Deregulation,” in our 2001 Form 10-K.

Nuclear Decommissioning

          Decommissioning is a nuclear industry term for the permanent shutdown of a nuclear power plant.  The Nuclear Regulatory Commission (NRC) requires companies with nuclear plants to prepare formal financial plans to fund decommissioning.  These plans are designed so that funds required for decommissioning will be accumulated during the estimated remaining life of the related nuclear power plant.

          Decommissioning costs are currently being charged to operating expense in accordance with the July 25, 2001 KCC rate order.  Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek as determined by the KCC, through 2045.  The NRC requires that funds to meet its decommissioning funding assurance requirement be in our decommissioning fund by the time our license expires in 2025.  We are currently reviewing how to resolve this discrepancy and cannot predict the outcome at this time.  However, our results of operations would be materially adversely affected should we not be able to recover the full amount of the funding requirement.

Market Risk Disclosure

          We are exposed to market risk, including market changes, changes in commodity prices and interest rates.  Since December 31, 2001, we have not experienced any significant changes in our exposure to market risk.  For additional information on our market risk, see our 2001 Form 10-K.

          Hedging Activity

          During the third quarter of 2001, Westar Energy entered into hedging relationships to manage commodity price risk associated with future natural gas purchases in order to protect us and our customers from adverse price fluctuations in the natural gas market.  Initially, Westar Energy entered into futures and swap contracts with terms extending through July 2004 to hedge price risk for a portion of our anticipated natural gas fuel requirements for our generation facilities.  We have designated these hedging relationships as cash flow hedges in accordance with SFAS No. 133.  Through the third quarter of 2002, we have burned 13,800,000 MMBtu.  In September 2002, we determined that we had overhedged approximately 8,280,000 MMBtu for the remaining period of the hedge and we recognized a gain in earnings of $2.8 million as a result of the discontinuance of this portion of the cash flow hedge.  We are currently forecasting that we need a notional volume of 4,830,000 MMBtu for the remainder of the hedged period of October 2002 through July 2004.

          Effective October 4, 2001, we entered into a $500 million interest rate swap agreement with a term of two years.  At that time, the effect of the swap agreement was to fix the annual interest rate on the term loan at 6.18%.  In June 2002, we refinanced the term loan associated with this swap, which increased the effective rate of the swap to 6.43%.  At September 30, 2002, the variable rate in effect for the term loan was 4.82%.  Changes in the fair value of this cash flow hedge are due to fluctuations in the variable interest rate.

          The following tables summarize the effects natural gas hedges had on our financial position and results of operations for the three and nine months ended September 30, 2002:

Natural gas Hedges (a)

(Dollars in Thousands)

Three Months Ended September 30, 2002:
Fair value of derivative instruments:
Current	$728
Long-term	557

Total	$1,285

Change in amounts in accumulated other comprehensive income	$(1,591)
Adjustment for losses included in net income	(114)
Change in estimated income tax expense (benefit)	(450)

Net Comprehensive Gain	$(2,155)

Anticipated reclassifications to earnings in the next 12 months (b)	$728
Duration of hedge designation as of September 30, 2002	22 months

Natural gas Hedges (a)

(Dollars in Thousands)

Nine Months Ended September 30, 2002:
Fair value of derivative instruments:
Current	$728
Long-term	557

Total	$1,285

Change in amounts in accumulated other comprehensive income	$15,142
Adjustment for losses included in net income	1,374
Change in estimated income tax expense	(7,698)

Net Comprehensive Gain	$8,818

Anticipated reclassifications to earnings in the next 12 months (b)	$728
Duration of hedge designation as of September 30, 2002	22 months

(a)

Natural gas hedge assets and liabilities are classified in the balance sheet as energy trading contracts.  Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 22 months that these relationships are in place.

(b)	The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Fair Value of Energy Trading Contracts

          The tables below show the fair value of energy trading contracts outstanding for the nine months ended September 30, 2002, their sources and maturity periods:

Fair Value of Contracts

(In Thousands)

Net fair value of contracts outstanding at the beginning of the period	$(11,213)
Less contracts realized or otherwise settled during the period	(599)
Fair value of new contracts entered into during the period	13,292

Fair value of contracts outstanding at the end of the period	$2,678

          These contracts were valued through market exchanges and, where necessary, broker quotes and industry publications.  The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period

Source of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years

	(In Thousands)

Prices actively quoted (futures)	$1,447	$(92)	$1,539	$—	$—
Prices provided by other external sources (swaps and forwards)	1,115	70	1,045	—	—
Prices based on the Black Option Pricing model (options and other) (a)	116	116	—	—	—

Total fair value of contracts outstanding	$2,678	$94	$2,584	$—	$—

(a)  The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Information relating to the market risk disclosure is set forth in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Information — Market Risk Disclosure,” which is incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

          Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recordings, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

          There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

KANSAS GAS AND ELECTRIC COMPANY

PART II.   Other Information

ITEM 1.   LEGAL PROCEEDINGS

          Information regarding regulatory and legal proceedings is set forth in Note 4 in the Notes to Consolidated Financial Statements, “Rate Matters and Regulation,” and Note 9 in the Notes to Consolidated Financial Statements, “Legal Proceedings,” included in Part 1, Item 1 of this report.  The disclosures set forth in Note 4 and Note 9 in the Notes to Consolidated Financial Statements are incorporated herein by reference.

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

99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 - Kansas Corporation Commission Order dated November 8, 2002.

(b)	Reports on Form 8-K filed during the three months ended September 30, 2002: None

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date:	November 14, 2002	By:	/s/ PAUL R. GEIST

Paul R. Geist, Vice President and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

I, Caroline A. Williams, certify that:

1.	I have reviewed this quarterly report for the period ended September 30, 2002 on Form 10-Q of Kansas Gas and Electric Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ CAROLINE A. WILLIAMS

Caroline A. Williams, President

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

I, Paul R. Geist, certify that:

1.	I have reviewed this quarterly report for the period ended September 30, 2002 on Form 10-Q of Kansas Gas and Electric Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ PAUL R. GEIST

Paul R. Geist, Vice President and Treasurer (Principal Financial and Accounting Officer)