Form 10-Q
period 2003-03-31
KANSAS GAS & ELECTRIC CO /KS/
filed 2003-05-15
CIK 54496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	1,000 Shares
(Class)	(Outstanding at May 12, 2003)

Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q for certain wholly-owned subsidiaries and is therefore filing this form with a reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “target,” “expect,” “pro forma,” “estimate,” “intend” or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning: capital expenditures; earnings; liquidity and capital resources; litigation; accounting matters; possible corporate restructurings, mergers, acquisitions and dispositions; the sale of assets proposed in Westar Energy, Inc.’s Debt Reduction and Restructuring Plan filed with the Kansas Corporation Commission on February 6, 2003; compliance with debt and other restrictive covenants; interest and dividends; environmental matters; nuclear operations; and the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as: electric utility deregulation or re-regulation; regulated and competitive markets; ongoing municipal, state and federal activities; economic conditions; changes in accounting requirements and other accounting matters; changing weather; rate and other regulatory matters, including the impact of the November 8, 2002 and December 23, 2002 orders issued by the Kansas Corporation Commission requiring debt reduction; amendments or revisions to Westar Energy, Inc.’s Debt Reduction and Restructuring Plan filed with the Kansas Corporation Commission; the impact of changes and downturns in the energy industry and the market for trading wholesale electricity; the sale of Westar Energy, Inc.’s interests in ONEOK, Inc., and the potential sale of certain of Westar Energy, Inc.’s subsidiaries; the impact on Westar Energy, Inc. of the federal grand jury subpoena by the United States Attorney’s Office requesting certain information from Westar Energy, Inc.; the impact on Westar Energy, Inc. of the subpoena received from the Federal Energy Regulatory Commission seeking information on power trades with Cleco Corporation and its affiliates and on other power marketing transactions; political, legislative and regulatory developments; regulatory, legislative and judicial actions; the impact of the purported shareholder and employee class action lawsuits filed against Westar Energy, Inc.; the impact of changes in interest rates generally and, specifically, changes in the London Interbank offer rate (LIBOR) on the fair value of our allocated share of Westar Energy Inc.’s energy swap transactions; homeland security considerations; coal, natural gas and oil prices; and other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all possible factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. No one section of the report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2002. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,182	$6,150
Restricted cash	145,282	145,282
Accounts receivable, net	50,486	50,738
Inventories and supplies	62,633	65,555
Energy trading contracts	17,405	11,039
Prepaid expenses and other	12,860	24,158

Total Current Assets	299,848	302,922

PROPERTY, PLANT AND EQUIPMENT, NET	2,373,586	2,375,645

OTHER ASSETS:
Regulatory assets	303,258	238,294
Energy trading contracts	7,413	4,525
Other	86,106	85,007

Total Other Assets	396,777	327,826

TOTAL ASSETS	$3,070,211	$3,006,393

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$135,000	$135,000
Accounts payable	26,537	31,182
Payable to affiliates	12,063	24,077
Accrued liabilities	81,674	66,169
Energy trading contracts	13,753	9,480
Deferred tax liability	12,895	13,470
Other	6,969	6,929

Total Current Liabilities	288,891	286,307

LONG-TERM LIABILITIES:
Long-term debt, net	549,512	549,486
Deferred income taxes and investment tax credits	714,692	714,256
Deferred gain from sale-leaseback	159,681	162,638
Energy trading contracts	5,089	2,616
Other	239,391	171,709

Total Long-Term Liabilities	1,668,365	1,600,705

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDER’S EQUITY:
Common stock, without par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Accumulated other comprehensive income, net	1,980	430
Retained earnings	45,341	53,317

Total Shareholder’s Equity	1,112,955	1,119,381

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$3,070,211	$3,006,393

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
SALES	$172,670	$148,683
COST OF SALES	42,925	38,869

GROSS PROFIT	129,745	109,814

OPERATING EXPENSES:
Operating and maintenance	55,436	52,132
Depreciation and amortization	22,345	26,591
Selling, general and administrative	15,600	25,545

Total Operating Expenses	93,381	104,268

INCOME FROM OPERATIONS	36,364	5,546

OTHER INCOME (EXPENSES), NET	(2,412)	(3,383)

INTEREST EXPENSE:
Interest expense on long-term debt	11,072	10,731
Interest expense on short-term debt and other	691	769

Total Interest Expense	11,763	11,500

EARNINGS (LOSS) BEFORE INCOME TAXES	22,189	(9,337)
Income tax expense (benefit)	5,165	(7,976)

NET INCOME (LOSS)	$17,024	$(1,361)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains on cash flow hedges arising during the period	$2,574	$13,132
Adjustment for loss included in net income	—	665
Income tax expense	(1,024)	(5,581)

Total other comprehensive gain, net of tax	1,550	8,216

COMPREHENSIVE INCOME	$18,574	$6,855

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$17,024	$(1,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,345	26,591
Amortization of nuclear fuel	3,482	3,730
Amortization of deferred gain from sale-leaseback	(2,957)	(2,957)
Net deferred taxes	(1,163)	(5,818)
Net changes in energy trading assets and liabilities	65	4,032
Changes in working capital items:
Accounts receivable, net	(884)	(321)
Inventories and supplies	2,922	2,026
Prepaid expenses and other	11,298	11,467
Accounts payable	(4,645)	(425)
Accrued and other current liabilities	15,544	15,524
Changes in other, assets	(75,032)	(14,078)
Changes in other, liabilities	68,850	(4,412)

Cash flows from operating activities	56,849	33,998

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(14,799)	(14,520)

Cash flows used in investing activities	(14,799)	(14,520)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Advances to parent company, net	(12,013)	(18,517)
Retirements of long-term debt	(5)	—
Dividends to parent company	(25,000)	—

Cash flows used in financing activities	(37,018)	(18,517)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,032	961

CASH AND CASH EQUIVALENTS:
Beginning of period	6,150	5,564

End of period	$11,182	$6,525

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$6,287	$5,981

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

1.  DESCRIPTION OF BUSINESS

Kansas Gas and Electric Company is a rate-regulated electric utility incorporated in 1990 in the State of Kansas. Unless the context otherwise indicates, all references in this report on Form 10-Q to “the company,” “KGE,” “we,” “us,” “our” or similar words are to Kansas Gas and Electric Company. We are a wholly owned subsidiary of Westar Energy, Inc. (Westar Energy) and we provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We are engaged principally in the generation, purchase, transmission, distribution and sale of electricity in southeastern Kansas, including the Wichita metropolitan area.

We own 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek), our nuclear powered generating facility. We record our proportionate share of all transactions of WCNOC as we do other jointly owned facilities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our consolidated financial statements in accordance with United States of America generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K).

Use of Management’s Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, depreciation, revenue recognition, investments, intangible assets, income taxes, decommissioning of Wolf Creek, asset retirement obligations, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Consolidation of Variable Interest Entities

In January 2003, FASB issued Financial Interpretation Number (FIN) 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, we must apply the provisions of FIN 46 by the third quarter of 2003. We are currently evaluating the effect of FIN 46.

Accounting for Energy Trading Contracts

In October 2002, the Emerging Issues Task Force (EITF), reached consensus on EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” EITF 02-03, in part, rescinded EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” As a result, all new contracts that would otherwise have been accounted for under Issue No. 98-10 and that do not fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138 (collectively SFAS No. 133), can no longer be marked-to-market and recorded in earnings as of October 25, 2002. We are not affected by this change in accounting principle and are not required to reclassify any of our contracts since our energy trading contracts qualify as derivative instruments under the guidance of SFAS No. 133. EITF Issue No. 02-03 also requires that energy trading contracts and derivatives, whether settled financially or physically, be reported in the income statement on a net basis effective January 1, 2003. We began to classify our energy trading contracts on a net basis during the third quarter of 2002.

Reclassifications

Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.

3.  RATE MATTERS AND REGULATION

KCC Orders and Debt Reduction and Restructuring Plan

On November 8, 2002, the Kansas Corporation Commission (KCC) issued an order directing Westar Energy to file a financial plan and to address additional concerns regarding Westar Energy’s level of debt and the structure of Westar Energy. Following Westar Energy’s filing of a motion for reconsideration and clarification of this order, the KCC issued an order on December 23, 2002 providing further direction in these matters. These events are discussed in further detail in our 2002 Form 10-K. These orders led Westar Energy to file a Debt Reduction and Restructuring Plan (the Debt Reduction Plan) with the KCC on February 6, 2003.

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

The KCC staff and other parties to the KCC docket considering the Debt Reduction Plan have filed comments on the Debt Reduction Plan. The KCC has not yet established a procedural schedule for considering the Debt Reduction Plan and the related comments. Westar Energy is in discussions with the KCC staff and other intervenors in this docket concerning settlement of the outstanding issues. The Debt Reduction Plan and the related KCC orders discussed above are discussed in further detail in our 2002 Form 10-K. Westar Energy is unable to predict what action the KCC will take with respect to the Debt Reduction Plan.

4.  INCOME TAXES

We have recorded income tax expense of $5.2 million for the three months ended March 31, 2003, and an income tax benefit of $8.0 million for the same period of 2002 using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.

5.  COMMITMENTS AND CONTINGENCIES - EPA NEW SOURCE REVIEW

The Environmental Protection Agency (EPA) is conducting an enforcement initiative at a number of coal-fired power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The EPA has requested information from us under Section 114(a) of the Clean Air Act (Section 114). A Section 114 information request requires us to provide responses to specific EPA questions regarding certain projects and maintenance activities that the EPA believes may have violated the New Source Performance Standard and New Source Review requirements of the Clean Air Act. The EPA contends that power plants are required to update emission controls at the time of major maintenance or capital activity. We believe that maintenance and capital activities performed at our power plants are generally routine in nature and are typical for the industry. On April 30, 2003, we filed our response to the initial information requests submitted by the EPA and will submit additional requested information by June 15, 2003. We are cooperating with this review, but cannot predict the outcome of this investigation at this time. Should the EPA determine to take action, the resulting additional costs to comply could be material. We would expect to seek recovery through rates of any resulting costs.

The EPA has initiated civil enforcement actions against other unaffiliated utilities as part of its initiative. Settlement agreements entered into in connection with some of these actions have provided for expenditures to be made over extended time periods.

6.  ASSET RETIREMENT OBLIGATIONS

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized and depreciated over the appropriate period as part of the cost of the related tangible long-lived assets. The adoption of SFAS No. 143 will not impact income. Any income effects are offset by a regulatory asset created pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

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

The following is a reconciliation of the asset retirement obligation, which is included in our consolidated balance sheet in other long-term liabilities:

As of March 31, 2003
(In Thousands)
Beginning asset retirement obligation	$—
Liabilities incurred	74,745
Liabilities settled	—
Accretion expense	1,487
Estimated cash flows revisions	—

Ending asset retirement obligation	$76,232

The following presents pro forma asset retirement obligation information as if SFAS No. 143 had been adopted at January 1, 2002:

	As of March 31, 2003	As of December 31, 2002
	(In Thousands)
Liabilities incurred:
Reported	$76,232	$—

Pro forma	76,232	74,745

7.  LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations. See also Note 3 for discussion of KCC regulatory proceedings and Note 8 for discussion of the Special Committee investigation.

8.  SPECIAL COMMITTEE INVESTIGATION

Westar Energy’s board of directors appointed a Special Committee of directors to investigate management matters and matters that are the subject of the grand jury investigation and a Securities and Exchange Commission (SEC) inquiry. The Special Committee retained counsel and other advisors. The Special Committee investigation has been completed and a report was made to Westar Energy’s board of directors on May 7, 2003 concerning the conclusions and recommendations reached as a result of the investigation. The report of the Special Committee will be released to the public on May 15, 2003. The investigation has not resulted in adjustments to Westar Energy’s or our previously filed financial statements.

9.  RELATED PARTY TRANSACTIONS

Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. An intercompany account is used to record net receipts and disbursements between KGE and Westar Energy and KGE and WR Receivables Corporation. The net amount payable to affiliates approximated $12.1 million at March 31, 2003 and $24.1 million at December 31, 2002 as reflected in our consolidated balance sheets.

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

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K), and should be read in conjunction with that report. In this section, we discuss the general financial condition, significant changes and our operating results. We explain:

-	what factors impact our business,
-	what our earnings and costs were for the three months ended March 31, 2003 and 2002,
-	why these earnings and costs differ from period to period,
-	how our earnings and costs affect our overall financial condition, and
-	any other items that particularly affect our financial condition or earnings.

SUMMARY OF SIGNIFICANT ITEMS

KCC Orders and Westar Energy’s Debt Reduction and Restructuring Plan

On November 8, 2002, the KCC issued an order directing Westar Energy to file a financial plan and to address additional concerns regarding Westar Energy’s level of debt and the structure of Westar Energy. Following Westar Energy’s filing of a motion for reconsideration and clarification of this order, the KCC issued an order on December 23, 2002 providing further direction in these matters. These events are discussed in further detail in our 2002 Form 10-K. These orders led Westar Energy to file a Debt Reduction and Restructuring Plan (the Debt Reduction Plan) with the KCC on February 6, 2003.

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

The KCC staff and other parties to the KCC docket considering the Debt Reduction Plan have filed comments on the Debt Reduction Plan. The KCC has not yet established a procedural schedule for considering the Debt Reduction Plan and the related comments. Westar Energy is in discussions with the KCC staff and other intervenors in this docket concerning settlement of the outstanding issues. The Debt Reduction Plan and the related KCC orders discussed above are discussed in further detail in our 2002 Form 10-K. Westar Energy is unable to predict what action the KCC will take with respect to the Debt Reduction Plan.

CRITICAL ACCOUNTING POLICIES

Since December 31, 2002, we have not experienced any significant changes in our critical accounting policies. For additional information on our critical accounting policies, see our 2002 Form 10-K.

OPERATING RESULTS

The following discussion explains significant changes in operating results for the three months ended March 31, 2003 and 2002. Our electric sales for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002	% Change
	(In Thousands)

Residential	$46,897	$43,222	8.5
Commercial	36,521	36,360	0.4
Industrial	36,322	35,314	2.9

Total	119,740	114,896	4.2
Network Integration (a)	7,461	7,490	(0.4)
Other (b)	6,085	5,358	13.6

Total retail	133,286	127,744	4.3
Wholesale and Interchange	39,384	20,939	88.1

Total	$172,670	$148,683	16.1

(a)	Network Integration: Reflects a network transmission tariff that requires us to pay to the Southwest Power Pool (SPP) all expenses associated with transporting power from our generating stations. The expense for the three months ended March 31, 2003 and 2002 was $8.1 million. The SPP then pays us for transmitting power to the point of delivery into our retail distribution system. These receipts from the SPP are reflected in revenues in the network integration classification.
(b)	Other: Includes public street and highway lighting and miscellaneous electric revenues.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity we generate, for the three months ended March 31, 2003 and 2002. No sales volumes are shown for network integration because this activity is not related to electricity we generate.

	Three Months Ended March 31,
	2003	2002	% Change
	(Thousands of MWh)

Residential	645	619	4.2
Commercial	586	570	2.8
Industrial	826	794	4.0
Other	11	11	—

Total retail	2,068	1,994	3.7
Wholesale and Interchange	1,039	1,138	(8.7)

Total	3,107	3,132	(0.8)

Total retail sales increased due primarily to weather and market conditions. In our service territory, the heating season of 2003 was cooler than the heating season of 2002, which caused customers to use more energy to heat their homes during the winter. Wholesale and interchange sales increased, due primarily to higher market prices, despite the decrease in sales volume. The decline in wholesale and interchange sales volume was caused primarily by a decline in sales to co-operatives and municipals who are able to use outside resources to meet their demand when our prices are higher.

Cost of sales is comprised of fuel used for generation and purchased power. Cost of sales increased $4.1 million, or 10%, due primarily to an increase of $1.1 million in purchased power costs and an increase of $3.6 million in costs associated with the dispatching of electric power, which resulted primarily from the higher wholesale market prices.

During the three months ended March 31, 2003, operating expenses decreased $10.9 million, or 10%, primarily as a result of a decrease in selling, general and administrative expenses. The 2002 selling, general and administrative expenses were higher due to the severance charges that were allocated to us during the first quarter of 2002. Income from operations increased $30.8 million due primarily to the increase in sales and decrease in operating expenses. This was the main reason we had earnings before income taxes in 2003 compared to loss before income taxes in 2002.

Income Taxes

We have recorded income tax expense of $5.2 million for the three months ended March 31, 2003, and an income tax benefit of $8.0 million for the same period of 2002 using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Westar Energy believes it will have sufficient cash to fund future operations of its business (including us), debt reductions, including the annual $100 million debt reductions in 2003 and 2004 ordered by the KCC, and the payment of dividends, from a combination of cash on hand, cash flow, proceeds from the sales of its non-utility and non-core assets and available borrowings under its revolving credit facility. Uncertainties affecting its ability to meet these requirements include, among others, the factors affecting sales described above, economic conditions, including the impact of inflation on operating expenses, regulatory actions, including the KCC orders received in the last quarter of 2002 and first quarter of 2003, Westar Energy’s ability to implement the Debt Reduction Plan and compliance with future environmental regulations.

Most of our cash requirements consist of capital expenditures and maintenance costs designed to improve and maintain facilities that provide electric service and meet future customer service requirements. Our ability to provide the cash or debt to fund our capital expenditures depends upon many things, including available resources, our financial condition and current market conditions.

Our internally generated cash is generally sufficient to fund operations and debt service payments. We do not maintain independent short-term credit facilities and rely on Westar Energy for short-term cash needs. If Westar Energy is unable to borrow under its credit facilities, we could have a short term liquidity issue that could require us to obtain a credit facility for our short-term cash needs and which could result in higher borrowing costs.

Capital Resources

Westar Energy’s Debt Reduction Plan provides for a systematic disposal of its non-utility and non-core assets and, if necessary, the issuance of Westar Energy equity securities. The proceeds of these transactions will be used to reduce debt. Westar Energy may reduce its and our debt pursuant to terms stated in the debt agreements or through open market purchases or tender offers. Westar Energy may engage a financial advisor to assist in completing debt repurchases in the most cost-effective manner.

Cash Flows from (used in) Operating Activities

Our primary source of operating cash flows is from our electric utility operations. Cash flows from operating activities increased $22.8 million to $56.8 million in 2003 from $34.0 million in 2002. This increase is mostly attributable to the increase in utility gross margin for 2003 compared to 2002.

Cash Flows from (used in) Financing Activities

Net cash used in financing activities totaled $37.0 million for the three months ended March 31, 2003 as compared to $18.5 million for the same period in 2002 due primarily to $25.0 million of dividends payable to Westar Energy in the three months ended March 31, 2003 that were not paid in the same period in 2002. Partially offsetting this increase was a slight decrease in net advances to Westar Energy.

Contractual Obligations

Since December 31, 2002, we have not experienced any material changes in our contractual obligations for operations in the ordinary course of business. For additional information, see our 2002 Form 10-K.

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

We record administrative expense on the undivided interest owned by the conduit, which was $0.3 million for the three months ended March 31, 2003 and 2002. These expenses are included in other income (expense) in our consolidated statements of income.

The outstanding balance of SPE receivables was $48.3 million at March 31, 2003 and $49.9 million at March 31, 2002, which is net of an undivided interest of $110.0 million and $100.0 million, respectively, in receivables sold by the SPE to the conduit. Our retained interest in the SPE’s receivables is reported at fair value and is subordinate to, and provides credit enhancement for, the conduit’s ownership interest in the SPE’s receivables. Our retained interest is available to the conduit to pay any fees or expenses due to the conduit and to absorb all credit losses incurred on any of the SPE’s receivables. The retained interest is included in accounts receivable, net, in our consolidated balance sheets.

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

Consolidation of Variable Interest Entities

In January 2003, FASB issued Financial Interpretation Number (FIN) 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, we must apply the provisions of FIN 46 by the third quarter of 2003. We are currently evaluating the effect of FIN 46.

OTHER INFORMATION

Related Party Transactions

Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. An intercompany account is used to record net receipts and disbursements between KGE and Westar Energy and KGE and WR Receivables Corporation. The net amount payable to affiliates approximated $12.1 million at March 31, 2003 and $24.1 million at December 31, 2002 as reflected in our consolidated balance sheets.

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

In 2002, due to the increased availability of coal units and because we began burning more oil as use of oil became more economically favorable than gas, we did not burn our forecasted amount of natural gas. In September 2002, we determined that we had over-hedged approximately 8,280,000 MMBtu for the remaining period of the hedge. As a result of the discontinuance of this portion of the cash flow hedge, we recognized a gain in earnings of $2.8 million. As of March 31, 2003, we forecasted a notional volume of 4,830,000 MMBtu for the remainder of the hedged period through July 2004.

The following table summarizes the effects the natural gas hedge had on our financial position and results of operations for the three months ended March 31, 2003:

Natural Gas Hedge (a)
(Dollars in Thousands)
Fair value of derivative instruments:
Current	$4,792
Long-term	1,417

Total	$6,209

Change in amounts in accumulated other comprehensive income	$2,574
Change in estimated income tax expense (benefit)	(1,024)

Net Comprehensive (Gain) Loss	$1,550

Anticipated reclassifications to earnings in the next 12 months (b)	$4,792
Duration of hedge designation as of March 31, 2003	16 months

(a)	Natural gas hedge assets and liabilities are classified in the balance sheet as energy trading contracts. Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 16 months that these relationships are in place.
(b)	The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Fair Value of Energy Trading Contracts

The tables below show fair value of energy trading contracts outstanding for the three months ended March 31, 2003, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$3,467
Less contracts realized or otherwise settled during the period	(253)
Plus fair value of new contracts entered into during the period	2,256

Fair value of contracts outstanding at the end of the period	$5,976

These contracts were valued through market exchanges and, where necessary, broker quotes and industry publications. The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years
	(In Thousands)
Prices actively quoted (futures)	$4,521	$(477)	$4,998	$—	$—
Prices provided by other external sources (swaps and forwards)	3,738	5,879	(2,141)	—	—
Prices based on the Black Option Pricing model (options and other) (a)	(2,283)	(1,750)	(533)	—	—

Total fair value of contracts outstanding	$5,976	$3,652	$2,324	$—	$—

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not experienced any significant changes in our exposure to market risk since December 31, 2002. For additional information on our market risk, see our 2002 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

KANSAS GAS AND ELECTRIC COMPANY

PART II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations. See also Notes 3 and 8 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation” and “Special Committee Investigation” respectively. The Notes to Consolidated Financial Statements are incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99(a)

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2003 (furnished and not to be considered filed as part of the Form 10-Q)

(b)	Reports on Form 8-K filed during the three months ended March 31, 2003: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date:	May 15, 2003	By:	/s/ MARK A. RUELLE
Mark A. Ruelle, Vice President and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO

RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934

I, William B. Moore, certify that:

1.	I have reviewed this quarterly report for the period ended March 31, 2003 on Form 10-Q of Kansas Gas and Electric Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/ WILLIAM B. MOORE
William B. Moore, Chairman of the Board and President (Principal Executive Officer)

CERTIFICATION PURSUANT TO

RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934

I, Mark A. Ruelle, certify that:

1.	I have reviewed this quarterly report for the period ended March 31, 2003 on Form 10-Q of Kansas Gas and Electric Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/ MARK A. RUELLE
Mark A. Ruelle, Vice President and Treasurer (Principal Financial and Accounting Officer)