Form 10-Q
period 2003-06-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2003-08-08
CIK 54496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	1,000 Shares

(Class)	(Outstanding at August 8, 2003)

Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q for certain wholly-owned subsidiaries and is therefore filing this form with a reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “target,” “expect,” “pro forma,” “estimate,” “intend” or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning: capital expenditures; earnings; liquidity and capital resources; litigation; accounting matters; possible corporate restructurings, mergers, acquisitions and dispositions; the sale of assets proposed in Westar Energy, Inc.’s Debt Reduction and Restructuring Plan approved by the Kansas Corporation Commission on July 25, 2003; compliance with debt and other restrictive covenants; interest and dividends; environmental matters; nuclear operations; and the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as: electric utility deregulation or re-regulation; regulated and competitive markets; ongoing municipal, state and federal activities; economic conditions; changes in accounting requirements and other accounting matters; changing weather; rate and other regulatory matters; the impact of changes and downturns in the energy industry and the market for trading wholesale electricity; the sale of Westar Energy, Inc.’s interests in ONEOK, Inc., and the proposed sale of Westar Energy, Inc.’s interests in Protection One, Inc.; the impact on Westar Energy, Inc. of the federal grand jury subpoena by the United States Attorney’s Office requesting certain information from Westar Energy, Inc.; the impact on Westar Energy, Inc. of the outcome of the investigation being conducted by the Federal Energy Regulatory Commission regarding power trades with Cleco Corporation and its affiliates and other power marketing and transmission transactions; political, legislative and regulatory developments; regulatory, legislative and judicial actions; the impact of the purported shareholder and employee class action lawsuits filed against Westar Energy, Inc.; the impact of changes in interest rates generally; homeland security considerations; coal, natural gas and oil prices; and other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. No one section of the report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2002. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,297	$6,150
Restricted cash	140,152	145,282
Accounts receivable, net	69,702	50,738
Inventories and supplies	67,968	65,555
Energy trading contracts	21,315	11,039
Prepaid expenses and other	46,597	24,158

Total Current Assets	353,031	302,922

PROPERTY, PLANT AND EQUIPMENT, NET	2,373,746	2,375,645

OTHER ASSETS:
Regulatory assets	304,003	238,294
Energy trading contracts	4,988	4,525
Other	94,204	85,007

Total Other Assets	403,195	327,826

TOTAL ASSETS	$3,129,972	$3,006,393

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$135,000	$135,000
Accounts payable	38,071	31,182
Payable to affiliates	25,910	24,077
Accrued liabilities	81,898	66,169
Energy trading contracts	15,950	9,480
Deferred tax liability	14,562	13,470
Other	6,828	6,929

Total Current Liabilities	318,219	286,307

LONG-TERM LIABILITIES:
Long-term debt, net	549,543	549,486
Deferred income taxes and investment tax credits	713,526	714,256
Deferred gain from sale-leaseback	156,724	162,638
Energy trading contracts	3,331	2,616
Other	283,827	171,709

Total Long-Term Liabilities	1,706,951	1,600,705

COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDER’S EQUITY:
Common stock, without par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Accumulated other comprehensive income, net	2,843	430
Retained earnings	36,325	53,317

Total Shareholder’s Equity	1,104,802	1,119,381

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$3,129,972	$3,006,393

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
SALES	$172,165	$161,873
COST OF SALES	41,191	46,842

GROSS PROFIT	130,974	115,031

OPERATING EXPENSES:
Operating and maintenance	56,260	55,737
Depreciation and amortization	22,989	22,395
Selling, general and administrative	16,737	17,806

Total Operating Expenses	95,986	95,938

INCOME FROM OPERATIONS	34,988	19,093

OTHER INCOME (EXPENSES), NET	(1,441)	(693)

INTEREST EXPENSE:
Interest expense on long-term debt	10,887	11,027
Interest expense on short-term debt and other	906	752

Total Interest Expense	11,793	11,779

EARNINGS BEFORE INCOME TAXES	21,754	6,621
Income tax expense (benefit)	5,770	(1,000)

NET INCOME	$15,984	$7,621

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gain on cash flow hedges arising during the period	$2,199	$3,601
Reclassification adjustment for (gain) loss included in net income	(766)	823
Income tax expense	(570)	(1,666)

Total other comprehensive gain, net of tax	863	2,758

COMPREHENSIVE INCOME	$16,847	$10,379

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
SALES	$344,835	$310,556
COST OF SALES	84,116	85,710

GROSS PROFIT	260,719	224,846

OPERATING EXPENSES:
Operating and maintenance	111,695	107,870
Depreciation and amortization	45,335	48,987
Selling, general and administrative	32,337	43,350

Total Operating Expenses	189,367	200,207

INCOME FROM OPERATIONS	71,352	24,639

OTHER INCOME (EXPENSES), NET	(3,853)	(4,075)

INTEREST EXPENSE:
Interest expense on long-term debt	21,959	21,758
Interest expense on short-term debt and other	1,597	1,522

Total Interest Expense	23,556	23,280

EARNINGS (LOSS) BEFORE INCOME TAXES	43,943	(2,716)
Income tax expense (benefit)	10,935	(8,976)

NET INCOME	$33,008	$6,260

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gain on cash flow hedges arising during the period	$4,773	$16,733
Reclassification adjustment for (gain) loss included in net income	(766)	1,488
Income tax expense	(1,594)	(7,248)

Total other comprehensive gain, net of tax	2,413	10,973

COMPREHENSIVE INCOME	$35,421	$17,233

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$33,008	$6,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,335	48,987
Amortization of nuclear fuel	7,070	5,881
Amortization of deferred gain from sale-leaseback	(5,914)	(5,914)
Net deferred taxes	(1,233)	(5,085)
Net changes in energy trading assets and liabilities	453	3,942
Loss on sale of property	—	1,423
Changes in working capital items:
Restricted cash	5,130	(10,281)
Accounts receivable, net	(8,720)	(7,827)
Inventories and supplies	(2,413)	2,289
Prepaid expenses and other	(22,439)	(23,879)
Accounts payable	6,888	(3,950)
Accrued and other current liabilities	15,629	670
Changes in other, assets	(8,442)	(16,020)
Changes in other, liabilities	27,191	14,670

Cash flows from operating activities	91,543	11,166

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment, net	(42,224)	(34,738)
Proceeds from disposition of property	—	1,205

Cash flows used in investing activities	(42,224)	(33,533)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Funds in trust for debt repayment	—	(135,000)
Advances from parent company, net	1,833	157,275
Retirements of long-term debt	(5)	—
Dividends to parent company	(50,000)	—

Cash flows (used in) from financing activities	(48,172)	22,275

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,147	(92)
CASH AND CASH EQUIVALENTS:
Beginning of period	6,150	5,564

End of period	$7,297	$5,472

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$18,560	$38,794

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Kansas Gas and Electric Company is a rate-regulated electric utility incorporated in 1990 in the State of Kansas. Unless the context otherwise indicates, all references in this Form 10-Q to “the company,” “KGE,” “we,” “us,” “our” or similar words are to Kansas Gas and Electric Company. We are a wholly owned subsidiary of Westar Energy, Inc. (Westar Energy) and we provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We provide electric generation, transmission and distribution services to approximately 300,000 customers in southeastern Kansas, including the Wichita metropolitan area.

We own 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek), our nuclear powered generating facility. We record our proportionate share of all transactions of WCNOC as we do other jointly owned facilities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K).

Use of Management’s Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, depreciation, revenue recognition, investments, intangible assets, income taxes, decommissioning of Wolf Creek, asset retirement obligations, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation Number (FIN) 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, we must apply the provisions of FIN 46 by the third quarter of 2003. We are currently evaluating the effect of FIN 46.

Accounting for Energy Trading Contracts

In October 2002, the Emerging Issues Task Force (EITF), reached consensus on EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” EITF Issue No. 02-03, in part, rescinded EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” As a result, all new contracts that would otherwise have been accounted for under Issue No. 98-10 and that do not fall within the scope of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149 (collectively SFAS No. 133), can no longer be marked-to-market and recorded in earnings as of October 25, 2002. We are not affected by this change in accounting principle and are not required to reclassify any of our contracts since our energy trading contracts qualify as derivative instruments under the guidance of SFAS No. 133. EITF Issue No. 02-03 also requires that energy trading contracts and derivatives, whether settled financially or physically, be reported in the income statement on a net basis effective January 1, 2003. We began to classify our energy trading contracts on a net basis during the third quarter of 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends the definition of an underlying, which is a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for certain implementation issues and certain provisions of forward purchase and sale contracts and for hedging relationships designated after June 30, 2003. We are currently evaluating the effect of SFAS No. 149.

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

On July 21, 2003, Westar Energy and Westar Industries, Inc. (Westar Industries), a wholly owned subsidiary of Westar Energy, entered into a Stipulation and Agreement (Stipulation) with the KCC staff and certain other intervenors in the docket considering the Debt

Reduction Plan. In the Stipulation, the parties to the Stipulation asked the KCC to issue an order approving the Debt Reduction Plan, subject to the terms and conditions of the Stipulation. The KCC issued an order approving the Stipulation on July 25, 2003. The principal terms of the Stipulation are as follows:

•	Westar Energy agrees to fully implement the Debt Reduction Plan by December 31, 2004, unless prevented by events beyond its control, in which case the deadline for implementation may be extended by the KCC upon a proper showing by Westar Energy.

•	Westar Energy commits to reduce its debt to a level consistent with investment grade bond ratings and to have a capital structure containing at least 40% common equity by December 31, 2004. This commitment replaces a requirement imposed in a previous KCC order that Westar Energy reduce utility debt to $1.67 billion by August 1, 2003.

•	Westar Energy and we will file requests for a change in rates on May 1, 2005, based on a test year consisting of the twelve months ending December 31, 2004. Prior to May 1, 2005, Westar Energy and we will not make a filing to increase our Kansas jurisdictional electric rates and the other parties to the Stipulation will not file a rate complaint or motion for Westar Energy and us to show cause why Westar Energy’s and our rates should not be reduced.

•	Westar Energy and we will pay rebates to our Kansas jurisdictional customers on May 1, 2005 in the amount of $10.5 million and on January 1, 2006 in the amount of $10 million. Westar Energy and we will also pay a rebate to customers of the amounts Westar Energy recovers from David C. Wittig, Westar Energy’s former president, chief executive officer and chairman, and Douglas T. Lake, Westar Energy’s former executive vice president and chief strategic officer, for compensation totaling approximately $2.3 million paid to them that was included in electric rates during calendar years 1998 through 2002, net of costs incurred by Westar Energy to effect such recovery. See Note 10 for more information about Westar Energy’s effort to recover compensation from Mr. Wittig and Mr. Lake.

•	Westar Industries will transfer to Westar Energy all of its stock in ONEOK, Inc. and all of its cash in excess of $2 million within 30 days of the order.

The Debt Reduction Plan and certain of the related KCC orders discussed above are discussed in further detail in our 2002 Form 10-K.

4.	INCOME TAXES

We have recorded income tax expense of $5.8 million and $10.9 million for the three and six months ended June 30, 2003, respectively, compared to income tax benefit of $1.0 million and $9.0 million for the same periods of 2002, using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.

5.	COMMITMENTS AND CONTINGENCIES

EPA New Source Review

The Environmental Protection Agency (EPA) is conducting an enforcement initiative to determine whether modifications at a number of coal-fired power plants owned by Westar Energy and other utilities are subject to New Source Review requirements or New Source Performance Standards under Section 114 of the Clean Air Act (Section 114). Jeffrey Energy Center (JEC), which is 20% owned by us, is included in this initiative. This initiative focuses on whether expenditures at the plants were for routine maintenance or whether the expenditures were for substantial modifications or resulted in improved operations. The EPA requires updating of emission controls when expenditures result in substantial modifications or improved operations.

The EPA has requested information from Westar Energy under Section 114. The request required Westar Energy to provide responses to specific EPA questions regarding certain projects and maintenance activities that the EPA believes may have violated the New Source Performance Standard and New Source Review requirements of the Clean Air Act. Westar Energy filed its response to the initial information requests from the EPA on April 30, 2003 and submitted additional requested information on June 16, 2003. Westar Energy is cooperating with this review but is unable to predict the outcome. Westar Energy and we believe that maintenance and capital activities performed at JEC were generally routine in nature and typical for the utility industry. However, no assurance can be given that the EPA will not assert that the expenditures resulted in substantial modifications or improved operations at JEC or that the EPA will not initiate an enforcement action to require that emission controls be updated at JEC. As part of its enforcement initiative, the EPA has initiated civil enforcement actions against other unaffiliated utilities that have received requests for information under Section 114. If required, the costs to update emission controls at JEC could be material.

Nuclear Decommissioning Study

The KCC issued an order on April 16, 2003 approving the August 2002 decommissioning study for Wolf Creek as discussed in our 2002 Form 10-K. On June 2, 2003, we filed a funding schedule with the KCC to reflect the KCC’s April 16, 2003 order. We anticipate a KCC order on the funding schedule in the third quarter of 2003.

6.	ASSET RETIREMENT OBLIGATIONS

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities are recognized at fair value as incurred and capitalized and depreciated over the appropriate period as part of the cost of the related tangible long-lived assets. The adoption of SFAS No. 143 does not impact income. Any income effects are offset by a regulatory asset created pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

We adopted SFAS No. 143 on January 1, 2003, which required us to recognize and estimate the liability for our 47% share of the estimated cost to decommission Wolf Creek. SFAS No. 143 requires the recognition of the present value of the asset retirement obligation we incurred at the time Wolf Creek was placed in service in 1985. On January 1, 2003, we recorded an asset retirement obligation of $74.7 million. In addition, we increased our property and equipment balance, net of accumulated depreciation, by $10.7 million. We also established a regulatory asset for $64.0 million, which represents the accretion of the liability since 1985 and the increased depreciation expense associated with the increase in plant.

The following is a reconciliation of the asset retirement obligation, which is included in our consolidated balance sheet in other long-term liabilities:

As of June 30, 2003
(In Thousands)
Beginning asset retirement obligation	$—
Transition liability	74,745
Liabilities settled	—
Accretion expense	2,975
Estimated cash flows revisions	—

Ending asset retirement obligation	$77,720

The following presents pro forma asset retirement obligation information as if SFAS No. 143 had been adopted at January 1, 2002:

	As of June 30, 2003	As of December 31, 2002
	(In Thousands)
Liabilities incurred:
Reported	$77,720	$—
Pro forma	77,720	74,745

7.	LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations. See also Note 3 for discussion of KCC regulatory proceedings, Note 8 for discussion of the Special Committee investigation and Note 10 for information about potential liabilities to Mr. Wittig and Mr. Lake.

8.	SPECIAL COMMITTEE INVESTIGATION

In September 2002, Westar Energy’s board of directors appointed a Special Committee of directors to investigate management matters and matters that are the subject of a grand jury investigation and a Securities and Exchange Commission (SEC) inquiry. The Special Committee retained counsel and other advisors. The Special Committee completed its investigation and issued a report to Westar Energy’s board of directors on May 7, 2003 concerning the conclusions and recommendations reached as a result of the investigation. The investigation did not result in adjustments to Westar Energy’s or our previously filed financial statements.

9.	RELATED PARTY TRANSACTIONS

Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. An intercompany account is used to record net receipts and disbursements between KGE and Westar Energy and between KGE and WR Receivables Corporation. The net amount payable to affiliates approximated $25.9 million at June 30, 2003 and $24.1 million at December 31, 2002 as reflected in our consolidated balance sheets.

Westar Energy provides all employees we utilize. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate factors. We believe such allocation procedures are reasonable.

We have declared dividends to Westar Energy for the three and six months ended June 30, 2003 of $25.0 million and $50.0 million, respectively.

10. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

On June 13, 2003, Westar Energy filed a demand for arbitration with the American Arbitration Association asserting claims against Mr. Wittig and Mr. Lake arising out of their previous employment with Westar Energy. Among other things, Westar Energy is seeking to recover compensation and benefits previously paid to Mr. Wittig and Mr. Lake and to avoid compensation and other benefits Mr. Wittig and Mr. Lake claim to be owed to them as a result of their previous employment with Westar Energy. See Note 19 of the Notes to Consolidated Financial Statements in our 2002 Form 10-K, “Potential Liabilities to David C. Wittig and Douglas T. Lake,” for additional information about our potential liabilities to Mr. Wittig and Mr. Lake. Westar Energy is unable to predict the outcome of the arbitration.

11. SUBSEQUENT EVENT—SALE OF ACCOUNTS RECEIVABLE

On July 23, 2003, the term of the agreement pursuant to which Westar Energy and we transfer an undivided percentage ownership interest in a revolving pool of our accounts receivable arising from the sale of electricity to a multi-seller conduit administered by an independent financial institution through the use of a special purpose entity (SPE) was extended through July 21, 2004. For additional information, see Note 4 of the Notes to Consolidated Financial Statements in our 2002 Form 10-K, “Accounts Receivable.”

KANSAS GAS AND ELECTRIC COMPANY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our 2002 Form 10-K, and should be read in conjunction with that report. In this section, we discuss our general financial condition, significant changes and operating results. We explain:

-	what factors impact our business,

-	what our earnings and costs were for the three and six months ended June 30, 2003 and 2002,

-	why these earnings and costs differ from period to period,

-	how our earnings and costs affect our overall financial condition, and

-	any other items that particularly affect our financial condition or earnings.

SUMMARY OF SIGNIFICANT ITEMS

KCC Orders and Westar Energy’s Debt Reduction and Restructuring Plan

On November 8, 2002, the KCC issued an order directing Westar Energy to file a financial plan and to address additional concerns regarding Westar Energy’s level of debt and the structure of Westar Energy. Following Westar Energy’s filing of a motion for reconsideration and clarification of this order, the KCC issued an order on December 23, 2002 providing further direction in these matters. These orders led Westar Energy to file the Debt Reduction Plan with the KCC on February 6, 2003.

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

On July 21,2003, Westar Energy and Westar Industries entered into the Stipulation with the KCC staff and certain other intervenors in the docket considering the Debt Reduction Plan. In the Stipulation, the parties to the Stipulation asked the KCC to issue an order approving the Debt Reduction Plan, subject to the terms and conditions of the Stipulation. The KCC issued an order approving the Stipulation on July 25, 2003. The principal terms of the Stipulation are as follows:

•	Westar Energy agrees to fully implement the Debt Reduction Plan by December 31, 2004, unless prevented by events beyond its control, in which case the deadline for implementation may be extended by the KCC upon a proper showing by Westar Energy.

•	Westar Energy commits to reduce its debt to a level consistent with investment grade bond ratings and to have a capital structure containing at least 40% common equity by December 31, 2004. This commitment replaces a requirement imposed in a previous KCC order that Westar Energy reduce utility debt to $1.67 billion by August 1, 2003.

•	Westar Energy and we will file requests for a change in rates on May 1, 2005, based on a test year consisting of the twelve months ending December 31, 2004. Prior to May 1, 2005, Westar Energy and we will not make a filing to increase our Kansas jurisdictional electric rates and the other parties to the Stipulation will not file a rate complaint or motion for Westar Energy and us to show cause why Westar Energy’s and our rates should not be reduced.

•	Westar Energy and we will pay rebates to our Kansas jurisdictional customers on May 1, 2005 in the amount of $10.5 million and on January 1, 2006 in the amount of $10 million. Westar Energy and we will also pay a rebate to customers of the amounts Westar Energy recovers from Mr. Wittig and Mr. Lake for compensation totaling approximately $2.3 million paid to them that was included in electric rates during calendar years 1998 through 2002, net of costs incurred by Westar Energy to effect such recovery. See Note 10 of the Notes to Consolidated Financial Statements, “Potential Liabilities of David C. Wittig and Douglas T. Lake,” for more information about our efforts to recover compensation from Mr. Wittig and Mr. Lake.

•	Westar Industries will transfer to Westar Energy all of its stock in ONEOK, Inc. and all of its cash in excess of $2 million within 30 days of the order.

The Debt Reduction Plan and certain of the related KCC orders discussed above are discussed in further detail in our 2002 Form 10-K.

CRITICAL ACCOUNTING POLICIES

Since December 31, 2002, we have not experienced any significant changes in our critical accounting policies. For additional information on our critical accounting policies, see our 2002 Form 10-K.

OPERATING RESULTS

The following discussion explains significant changes in operating results for the three and six months ended June 30, 2003 and 2002. Our electric sales for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,
	2003	2002	% Change
	(Dollars in Thousands)
Residential	$ 47,231	$ 49,114	(3.8)
Commercial	42,537	43,150	(1.4)
Industrial	38,787	38,225	1.5

Total	128,555	130,489	(1.5)
Network Integration (a)	7,470	7,462	0.1
Other (b)	6,051	5,431	11.4

Total retail	142,076	143,382	(0.9)
Wholesale and Interchange	30,089	18,491	62.7

Total	$172,165	$161,873	6.4

	Six Months Ended June 30,
	2003	2002	% Change
	(Dollars in Thousands)
Residential	$94,128	$92,336	1.9
Commercial	79,058	79,510	(0.6)
Industrial	75,109	73,539	2.1

Total	248,295	245,385	1.2
Network Integration (a)	14,931	14,951	(0.1)
Other (b)	12,137	10,790	12.5

Total retail	275,363	271,126	1.6
Wholesale and Interchange	69,472	39,430	76.2

Total	$344,835	$310,556	11.0

(a)    Network Integration: Reflects a network transmission tariff that requires us to pay to the Southwest Power Pool (SPP) all expenses associated with transporting power. The expense for the three and six months ended June 30, 2003 was $8.0 million and $16.1 million, respectively, compared to $8.1 million and $16.2 million for the same periods of 2002, respectively. The SPP then pays us for transmitting power to the point of delivery into our retail distribution system. These receipts from the SPP are reflected in revenues in the network integration classification.

(b) Other: Includes public street and highway lighting and miscellaneous electric revenues.

The following tables reflect changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity, for the three and six months ended June 30, 2003 and 2002. No sales volumes are shown for network integration because this activity is not related to electricity we generate.

	Three Months Ended June 30,
	2003	2002	% Change
	(Thousands of MWh)
Residential	604	655	(7.8)
Commercial	672	674	(0.3)
Industrial	869	851	2.1
Other	12	12	—

Total retail	2,157	2,192	(1.6)
Wholesale and Interchange	881	733	20.2

Total	3,038	2,925	3.9

	Six Months Ended June 30,
	2003	2002	% Change
	(Thousands of MWh)
Residential	1,249	1,274	(2.0)
Commercial	1,258	1,244	1.1
Industrial	1,695	1,645	3.0
Other	22	22	—

Total retail	4,224	4,185	0.9
Wholesale and Interchange	1,921	1,872	2.6

Total	6,145	6,057	1.5

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002: Total sales increased $10.3 million, or 6%. Retail sales decreased slightly. Wholesale and interchange sales increased $11.6 million, or 63%, due primarily to higher market prices, and a 20% increase in wholesale and interchange sales volumes due primarily to increased market demand.

Cost of sales is comprised of fuel used for generation and purchased power. Cost of sales decreased $5.7 million, or 12%, due primarily to a $7.6 million decrease in costs associated with the dispatching of electric power. This cost is substantially higher in 2002 because the Wolf Creek outage occurred in the second quarter of 2002, which caused us to use more expensive sources of generation during the 2002 period.

During the three months ended June 30, 2003, operating expenses remained constant. Income from operations increased $15.9 million due primarily to the increase in sales and decrease in cost of sales.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002: Total sales increased $34.3 million, or 11%. Retail sales increased approximately 2% due primarily to increased industrial sales volumes, which were influenced by regional market conditions. Wholesale and interchange sales increased $30.0 million, or 76%, due to higher market prices and the 3% increase in sales volumes.

Cost of sales decreased $1.6 million, or 2%, which consists primarily of a $4.0 million decrease in costs associated with the dispatching of electric power, that was partially offset by an increase of $1.8 million in purchased power costs. These fluctuations were primarily the result of the Wolf Creek outage as discussed above.

Operating expenses decreased $10.8 million, or 5%, primarily as a result of a decrease in selling, general and administrative expenses. The 2002 selling, general and administrative expenses were higher due to the severance charges that were allocated to us during the first quarter of 2002. Income from operations increased $46.7 million due primarily to the increase in sales and decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Westar Energy believes it will have sufficient cash to fund future operations of its business (including us), debt reductions, including the rebates to customers Westar Energy and we are required to make in 2005 and 2006, and the payment of dividends, from a combination of cash on hand, cash flow, proceeds from the sales of its non-utility and non-core assets and available borrowings under its revolving credit facility. Uncertainties affecting its ability to meet these requirements include, among others, the factors affecting sales described above, economic conditions, including the impact of inflation on operating expenses, regulatory actions, including the KCC orders received in the last quarter of 2002 and first quarter of 2003, Westar Energy’s ability to implement the Debt Reduction Plan and compliance with future environmental regulations.

Most of our cash requirements consist of capital expenditures and maintenance costs designed to improve and maintain facilities that provide electric service and to meet future customer service requirements. Our ability to provide the cash or debt to fund our capital expenditures depends upon many things, including available resources, our financial condition and current market conditions.

Our internally generated cash is generally sufficient to fund operations and debt service payments. We do not maintain independent short-term credit facilities and rely on Westar Energy for short-term cash needs. If Westar Energy is unable to borrow under its credit facilities, we could have a short-term liquidity issue that could require us to obtain a credit facility for our short-term cash needs, which could result in higher borrowing costs.

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

Cash Flows from Operating Activities

Our primary source of operating cash flows is from our electric utility operations. Cash flows from operating activities increased $80.3 million, to $91.5 million in 2003 from $11.2 million in 2002. This increase is mostly attributable to the increase in utility gross margin for 2003 compared to 2002 and the $29.9 million increase in changes in working capital items.

Cash Flows (used in) from Financing Activities

During 2002, we received advances from Westar Energy of $157.3 million, of which $135.0 million was deposited with a trustee for the retirement of first mortgage bonds due December 15, 2003. In 2003, we paid $50.0 million of dividends to Westar Energy.

Contractual Obligations

Since December 31, 2002, we have not experienced any material changes in our contractual obligations for operations in the ordinary course of business. For additional information on our contractual obligations, see our 2002 Form 10-K.

Sale of Accounts Receivable

On July 28, 2000, Westar Energy and we entered into an agreement under which we transfer an undivided percentage ownership interest in a revolving pool of our accounts receivable arising from the sale of electricity to a multi-seller conduit administered by an independent financial institution through the use of a SPE. We account for this transfer as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The agreement is annually renewable upon agreement by all parties. On July 23, 2003, the term of the agreement pursuant to which Westar Energy and we transfer an undivided percentage ownership interest in a revolving pool of our accounts receivable arising from the sale of electricity to a multi-seller conduit administered by an independent financial institution through the use of a special purpose entity was extended through July 21, 2004.

We record administrative expense on the undivided interest owned by the conduit, which was $0.3 million for the three months ended June 30, 2003 and 2002, and $0.6 million for the six months ended June 30, 2003 and 2002. These expenses are included in other income (expense) in our consolidated statements of income.

The outstanding balance of SPE receivables was $66.4 million at June 30, 2003 and $48.2 million at December 31, 2002, which is net of an undivided interest of $100.0 million and $110.0 million, respectively, in receivables sold by the SPE to the conduit. Our retained interest in the SPE’s receivables is reported at fair value and is subordinate to, and provides credit enhancement for, the conduit’s ownership interest in the SPE’s receivables. Our retained interest is available to the conduit to pay any fees or expenses due to the conduit and to absorb all credit losses incurred on any of the SPE’s receivables. The retained interest is included in accounts receivable, net, in our consolidated balance sheets.

A termination event will be triggered under the terms of the agreement if Westar Energy’s credit rating ceases to be at least BB- by Standard & Poor’s Ratings Group or if the issuer credit rating for Westar Energy ceases to be at least Ba3 by Moody’s Investors Service. If a termination event were to occur, the administrative agent would be required to give notice to us at least five business days prior to a termination of the facility. This notice provision allows for the administrative agent to waive the termination event by not giving notice or, in the event notice is given, allows us to repay the facility.

Consolidation of Variable Interest Entities

In January 2003, FASB issued FIN 46, which provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, we must apply the provisions of FIN 46 by the third quarter of 2003. We are currently evaluating the effect of FIN 46.

OTHER INFORMATION

Related Party Transactions

Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. An intercompany account is used to record net receipts and disbursements between KGE and Westar Energy and between KGE and WR Receivables Corporation. The net amount payable to affiliates approximated $25.9 million at June 30, 2003 and $24.1 million at December 31, 2002 as reflected in our consolidated balance sheets.

Westar Energy provides all employees we utilize. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate factors. We believe such allocation procedures are reasonable.

We have declared dividends to Westar Energy for the three and six months ended June 30, 2003 of $25.0 million and $50.0 million, respectively.

Termination of Shared Services Agreement

Westar Energy owns an investment in ONEOK, Inc. (ONEOK) and maintains a shared services agreement with ONEOK pursuant to which Westar Energy and ONEOK provide customer service functions to each other, including meter reading, customer billing and call center operations. Effective December 2003, ONEOK gave Westar Energy notice of termination of the shared services agreement. Following termination, Westar Energy will allocate to us our portion of the expenses for providing these services internally. We expect termination of this agreement will increase our annual costs for these services by approximately $4 to $5 million.

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

In 2002, due to the increased availability of coal units and because we began burning more oil as use of oil became more economically favorable than gas, we did not burn our forecasted amount of natural gas. In September 2002, we determined that we had over-hedged approximately 8,280,000 MMBtu for the remaining period of the hedge. As a result of the discontinuance of this portion of the cash flow hedge, we recognized a gain in earnings of $2.8 million. As of June 30, 2003, we forecasted a notional volume of 4,312,500 MMBtu for the remainder of the hedged period through July 2004. Our use of hedge accounting is contingent on burning sufficient quantities of natural gas to meet our forecasts. If we fail to meet those forecasts, we could lose our ability to use hedge accounting, which could result in greater volatility to our results of operations due to fluctuating natural gas prices. We operate our system in the most economical manner and will continue to do so by using the pricing systems available to us.

The following table summarizes the effects the natural gas hedge had on our financial position and results of operations for the three and six months ended June 30, 2003:

Natural Gas Hedge (a)
(Dollars in Thousands)
As of June 30, 2003:
Fair value of derivative instruments:
Current	$5,399
Long-term	2,151

Total	$7,550

Three Months Ended June 30, 2003:
Change in amounts in accumulated other comprehensive income	$2,199
Adjustment for gain included in net income	(766)
Estimated income tax expense	(570)

Net Comprehensive Gain	$863

Six Months Ended June 30, 2003:
Change in amounts in accumulated other comprehensive income	$4,773
Adjustment for gain included in net income	(766)
Estimated income tax expense	(1,594)

Net Comprehensive Gain	$2,413

Anticipated reclassifications to earnings in the next 12 months (b)	$5,399

Duration of hedge designation as of June 30, 2003	13 months

(a)    Natural gas hedge assets and liabilities are classified in the balance sheets as energy trading contracts. Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 13 months that these relationships are in place.

(b) The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Fair Value of Energy Trading Contracts

The tables below show fair value of energy trading contracts outstanding for the six months ended June 30, 2003, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$3,467
Less contracts realized or otherwise settled during the period	669
Plus fair value of new contracts entered into during the period	4,224

Fair value of contracts outstanding at the end of the period	$7,022

These contracts were valued through market exchanges and, where necessary, broker quotes and industry publications. The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years
	(In Thousands)
Prices actively quoted (futures)	$8,184	$6,033	$2,151	$—	$—
Prices provided by other external sources (swaps and forwards)	2,362	2,481	(119)	—	—
Prices based on the Black Option Pricing model (options and other) (a)	(3,524)	(3,149)	(375)	—	—

Total fair value of contracts outstanding	$7,022	$5,365	$1,657	$—	$—

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not experienced any significant changes in our exposure to market risk since December 31, 2002. For additional information on our market risk, see our 2002 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2003 an evaluation was carried out by our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. These controls and procedures were designed to ensure that material information relating to the company and its subsidiaries are communicated to the principal executive officer and the principal financial and accounting officer. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There have been no changes in our internal controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect internal controls.

KANSAS GAS AND ELECTRIC COMPANY

PART II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

Information on our legal proceedings is set forth in Notes 3, 7, 8 and 10 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation,” “Legal Proceedings,” “Special Committee Investigation” and “Potential Liabilities to David C. Wittig and Douglas T. Lake,” respectively, which are incorporated herein by reference.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2003

31(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2003

32(a)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2003 (furnished and not to be considered filed as part of the Form 10-Q)

(b) Reports on Form 8-K filed during the three months ended June 30, 2003: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date:	August 8, 2003	By:	/s/ MARK A. RUELLE
Mark A. Ruelle, Vice President and Treasurer (Principal Financial and Accounting Officer)