Form 10-Q
period 2003-09-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2003-11-10
CIK 54496

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	1,000 Shares
(Class)	(Outstanding at November 10, 2003)

Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q for certain wholly-owned subsidiaries and is therefore filing this form with a reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “target,” “expect,” “pro forma,” “estimate,” “intend” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning:

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	the sale of assets proposed in Westar Energy, Inc.’s Debt Reduction and Restructuring Plan as approved by the Kansas Corporation Commission on July 25, 2003,

•	compliance with debt and other restrictive covenants,

•	interest and dividends,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	rate and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the sale of Westar Energy, Inc.’s interests in ONEOK, Inc.,

•	the proposed sale of Westar Energy, Inc.’s interest in Protection One, Inc.,

•	the impact on Westar Energy, Inc. of the federal grand jury subpoena by the United States Attorney’s Office requesting certain information from Westar Energy, Inc.,

•	the impact on Westar Energy, Inc. of the outcome of the investigation being conducted by the Federal Energy Regulatory Commission regarding power trades with Cleco Corporation and its affiliates and other power marketing and transmission transactions,

•	political, legislative and regulatory developments,

•	regulatory, legislative and judicial actions,

•	the impact of the purported shareholder and employee class action lawsuits filed against Westar Energy, Inc.,

•	the impact of changes in interest rates,

•	homeland security considerations,

•	coal, natural gas and oil prices, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. No one section of the report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2002. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,948	$6,150
Restricted cash	140,152	145,282
Accounts receivable, net	84,339	50,738
Inventories and supplies	64,530	65,555
Energy trading contracts	12,331	11,039
Prepaid expenses and other	35,741	24,158

Total Current Assets	345,041	302,922

PROPERTY, PLANT AND EQUIPMENT, NET	2,365,767	2,375,645

OTHER ASSETS:
Regulatory assets	305,605	238,294
Energy trading contracts	476	4,525
Other	98,148	85,007

Total Other Assets	404,229	327,826

TOTAL ASSETS	$3,115,037	$3,006,393

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$135,000	$135,000
Accounts payable	37,054	31,182
Payable to affiliates	20,642	24,077
Accrued liabilities	83,402	66,169
Energy trading contracts	8,516	9,480
Deferred tax liability	11,752	13,470
Other	7,124	6,929

Total Current Liabilities	303,490	286,307

LONG-TERM LIABILITIES:
Long-term debt, net	549,574	549,486
Deferred income taxes and investment tax credits	712,773	714,256
Deferred gain from sale-leaseback	153,767	162,638
Energy trading contracts	604	2,616
Other	289,425	171,709

Total Long-Term Liabilities	1,706,143	1,600,705

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDER’S EQUITY:
Common stock, without par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Accumulated other comprehensive (loss) income, net	(479)	430
Retained earnings	40,249	53,317

Total Shareholder’s Equity	1,105,404	1,119,381

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$3,115,037	$3,006,393

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
SALES	$207,261	$217,607

FUEL AND PURCHASED POWER	51,498	47,091

GROSS PROFIT	155,763	170,516

OPERATING EXPENSES:
Operating and maintenance	56,007	54,428
Depreciation and amortization	22,601	22,260
Selling, general and administrative	19,086	17,191

Total Operating Expenses	97,694	93,879

INCOME FROM OPERATIONS	58,069	76,637

OTHER INCOME (EXPENSES), NET	667	(6,029)

INTEREST EXPENSE:
Interest expense on long-term debt	11,028	11,057
Interest expense on short-term debt and other	8,334	690

Total Interest Expense	19,362	11,747

EARNINGS BEFORE INCOME TAXES	39,374	58,861

Income tax expense	10,451	21,130

NET INCOME	$28,923	$37,731

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding loss on cash flow hedges arising during the period	$(1,261)	$(1,591)
Reclassification adjustment for gain included in net income	(4,255)	(114)
Income tax benefit (expense)	2,194	(450)

Total other comprehensive loss, net of tax	(3,322)	(2,155)

COMPREHENSIVE INCOME	$25,601	$35,576

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
SALES	$552,096	$528,163

FUEL AND PURCHASED POWER	135,615	132,801

GROSS PROFIT	416,481	395,362

OPERATING EXPENSES:
Operating and maintenance	167,702	162,297
Depreciation and amortization	67,935	71,247
Selling, general and administrative	51,423	60,540

Total Operating Expenses	287,060	294,084

INCOME FROM OPERATIONS	129,421	101,278

OTHER INCOME (EXPENSES), NET	(3,262)	(10,107)

INTEREST EXPENSE:
Interest expense on long-term debt	32,987	32,815
Interest expense on short-term debt and other	9,855	2,211

Total Interest Expense	42,842	35,026

EARNINGS BEFORE INCOME TAXES	83,317	56,145

Income tax expense	21,386	12,154

NET INCOME	$61,931	$43,991

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gain on cash flow hedges arising during the period	$3,512	$15,142
Reclassification adjustment for (gain) loss included in net income	(5,021)	1,374
Income tax benefit (expense)	600	(7,698)

Total other comprehensive (loss) gain, net of tax	(909)	8,818

COMPREHENSIVE INCOME	$61,022	$52,809

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$61,931	$43,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,935	71,247
Amortization of nuclear fuel	10,616	9,510
Amortization of deferred gain from sale-leaseback	(8,871)	(8,871)
Net deferred taxes	(2,602)	(9,891)
Net changes in energy trading assets and liabilities	(1,727)	2,625
Loss on sale of property	—	1,424
Changes in working capital items:
Restricted cash	5,130	(10,281)
Accounts receivable, net	(13,490)	(22,451)
Inventories and supplies	1,025	1,885
Prepaid expenses and other	(11,583)	(10,614)
Accounts payable	5,872	(32,529)
Accrued and other current liabilities	17,429	6,094
Changes in other, assets	(12,807)	(5,944)
Changes in other, liabilities	22,953	17,102

Cash flows from operating activities	141,811	53,297

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment, net	(61,573)	(44,877)
Proceeds from disposition of property	—	1,205

Cash flows used in investing activities	(61,573)	(43,672)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Funds in trust for debt repayment	—	(135,000)
Advances from parent company, net	(3,435)	128,900
Retirements of long-term debt	(5)	—
Dividends to parent company	(75,000)	—

Cash flows used in financing activities	(78,440)	(6,100)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,798	3,525

CASH AND CASH EQUIVALENTS:
Beginning of period	6,150	5,564

End of period	$7,948	$9,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$24,047	$44,357

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

1. DESCRIPTION OF BUSINESS

Kansas Gas and Electric Company is a rate-regulated electric utility incorporated in 1990 in the state of Kansas. Unless the context otherwise indicates, all references in this Form 10-Q to “the company,” “KGE,” “we,” “us,” “our” or similar words are to Kansas Gas and Electric Company. We are a wholly owned subsidiary of Westar Energy, Inc. (Westar Energy) and we provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We provide electric generation, transmission and distribution services to approximately 302,000 customers in southeastern Kansas, including the Wichita metropolitan area.

We own 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek), our nuclear powered generating facility. We record our proportionate share of all transactions of WCNOC as we do other jointly owned facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. You should read the accompanying consolidated financial statements and notes in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K).

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, depreciation, revenue recognition, investments, intangible assets, income taxes, decommissioning of Wolf Creek, asset retirement obligations, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation Number (FIN) 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the provisions of FIN 46 must be applied by the fourth quarter of 2003. We are evaluating the impact this new pronouncement will have on our financial statements.

Accounting for Energy Trading Contracts

In April 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, and identifies which contracts qualify as “normal purchase/normal sale” contracts. SFAS No. 149 also amends certain other existing pronouncements and requires contracts with comparable characteristics to be accounted for similarly. In particular, SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative and when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on our results of operations, financial position or cash flows.

Reclassifications

We have reclassified certain amounts in prior years to conform with classifications used in the current year presentation.

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

On February 10, 2003, the KCC issued an order granting limited reconsideration of its December 23, 2002 order. The KCC also stated that the Debt Reduction Plan appears to make a good-faith effort to address the concerns expressed in the KCC’s prior orders and that the KCC needed additional time to review the Debt Reduction Plan before addressing other issues raised in Westar Energy’s petition for reconsideration of the December 23, 2002 order.

On July 21, 2003, Westar Energy and Westar Industries, Inc. (Westar Industries), a wholly owned subsidiary of Westar Energy, entered into a Stipulation and Agreement (Stipulation) with the KCC staff and certain other intervenors in the docket considering the Debt Reduction Plan. In the Stipulation, the parties to the Stipulation asked the KCC to issue an order approving the Debt Reduction Plan, subject to the terms and conditions of the Stipulation. The KCC issued an order approving the Stipulation on July 25, 2003. The principal terms of the Stipulation are as follows:

•	Westar Energy agrees to fully implement the Debt Reduction Plan by December 31, 2004, unless prevented by events beyond its control, in which case the KCC may extend the deadline for implementation upon a proper showing by Westar Energy.

•	Westar Energy commits to reduce its debt to a level consistent with investment grade bond ratings and to have a capital structure containing at least 40% common equity by December 31, 2004. This commitment replaces a requirement imposed in a previous KCC order that Westar Energy reduce utility debt to $1.67 billion by August 1, 2003.

•	Westar Energy and we will file requests for a change in rates on May 1, 2005, based on a test year consisting of the 12 months ending December 31, 2004. Prior to May 1, 2005, Westar Energy and we will not make a filing to increase our Kansas jurisdictional electric rates and the other parties to the Stipulation will not file a rate complaint or motion for Westar Energy and us to show cause why Westar Energy’s and our rates should not be reduced.

•	Westar Energy and we will pay to our Kansas jurisdictional customers rebates of $10.5 million on May 1, 2005 and $10 million on January 1, 2006. Westar Energy and we will also pay a rebate to customers of any amounts Westar Energy may recover from David C. Wittig, Westar Energy’s former president, chief executive officer and chairman, and Douglas T. Lake, Westar Energy’s former executive vice president and chief strategic officer, for compensation totaling approximately $2.3 million paid to them that was included in electric rates during calendar years 1998 through 2002, net of costs Westar Energy incurs to recover the funds. See Note 10 for more information about Westar Energy’s effort to recover compensation from Mr. Wittig and Mr. Lake.

•	Westar Industries was required to transfer to Westar Energy all of its stock in ONEOK, Inc. (ONEOK) and all of its cash in excess of $2 million within 30 days of the date of the order.

The Debt Reduction Plan and certain of the related KCC orders discussed above are discussed in further detail in our 2002 Form 10-K.

Current Status of the Debt Reduction Plan

Westar Energy has reduced its total debt by $613.4 million since December 31, 2002. The total reduction includes the decrease of utility debt by $554.7 million to $2.7 billion at September 30, 2003 from $3.2 billion at December 31, 2002. This reduction resulted principally from using the proceeds from the sale of Westar Energy’s ONEOK stock. The remainder of the $613.4 million decrease results from a $58.7 million decrease that is included in the results of discontinued operations on Westar Energy’s consolidated financial statements. Westar Energy may have to issue equity to achieve its commitment to have debt consistent with investment grade bond ratings and a capital structure consisting of at least 40% common equity at December 31, 2004.

In August 2003, Westar Energy and we began recognizing the effect of the rebates that will be paid to customers in 2005 and 2006. Accordingly, as of September 30, 2003, we have recorded a liability of $0.7 million for revenue to be refunded. We will record a liability of $1.0 million for revenue to be refunded each quarter through December 31, 2005. The amounts recorded are reported as a reduction to revenues.

Also in August 2003, Westar Industries transferred to Westar Energy all of its stock in ONEOK and all of its cash in excess of $2 million. Westar Energy has continued to transfer cash in excess of $2 million in subsequent months. These transfers were intercompany transactions and did not result in any change to the amounts reported on Westar Energy’s consolidated financial statements. In addition, in accordance with a KCC order, Westar Energy reclassified an intercompany receivable in the amount of $710.5 million from Westar Industries as an investment in Westar Industries. This intercompany transaction is eliminated in consolidation and, therefore, has no impact on Westar Energy’s debt reduction.

4. INCOME TAXES

We record income tax expense using the effective tax rate method. Under this method, we compute the tax related to year-to-date income at an estimated annual effective tax rate, excluding significant, unusual or extraordinary items. For the significant, unusual or extraordinary items, we individually compute and recognize income tax expense when the transaction occurs. For the three months ended September 30, 2003, our effective income tax rate was 26.5% compared to 35.9% for the same period of 2002. For the nine months ended September 30, 2003, our effective income tax rate was 25.7% compared to 21.6% for the same period of 2002.

5. COMMITMENTS AND CONTINGENCIES

EPA New Source Review

The Environmental Protection Agency (EPA) is conducting an enforcement initiative to determine whether modifications at a number of coal-fired power plants owned by Westar Energy and us and other utilities are subject to New Source Review requirements or New Source Performance Standards under Section 114(a) of the Clean Air Act (Section 114). Jeffrey Energy Center, which is 20% owned by us, is included in this initiative. This initiative focuses on whether expenditures at the plants were for routine maintenance or whether the expenditures were for substantial modifications or resulted in improved operations. The Clean Air Act requires enhancement of emission controls when plant expenditures result in substantial modifications or improved operations.

The EPA requested information from Westar Energy under Section 114 regarding projects and maintenance activities that have been conducted at its coal-fired plants (including Jeffrey Energy Center) since 1980. The EPA may assert that some of these projects violated the New Source Performance Standard and New Source Review requirements of the Clean Air Act. Westar Energy filed its response to the initial information requests from the EPA on April 30, 2003 and submitted additional requested information June 16, 2003. Westar Energy is cooperating with this review but is unable to predict the outcome. If the EPA requires us to update our emission controls at Jeffrey Energy Center, the costs could be material. Westar Energy and we believe these costs would qualify for recovery through rates, although we can give no assurance that the KCC would allow full recovery.

Nuclear Decommissioning Study

The KCC issued an order on April 16, 2003 approving the August 2002 decommissioning study for Wolf Creek as discussed in our 2002 Form 10-K. On June 2, 2003, we filed a funding schedule with the KCC to reflect the KCC’s April 16, 2003 order. On October 13, 2003, the KCC approved the funding schedule as filed without any change to our funding obligation.

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

The following is a reconciliation of the asset retirement obligation, which is included in our consolidated balance sheet in other long-term liabilities:

As of September 30, 2003
(In Thousands)
Beginning asset retirement obligation	$—
Transition liability	74,745
Liabilities settled	—
Accretion expense	4,462
Estimated cash flows revisions	—

Ending asset retirement obligation	$79,207

The following presents pro forma asset retirement obligation information as if SFAS No. 143 had been adopted at January 1, 2002:

	As of September 30, 2003	As of December 31, 2002
	(In Thousands)
Liabilities incurred:

Reported	$79,207	$—
Pro forma	79,207	74,745

7. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our overall financial position or results of operations. See also Note 3 for discussion of KCC regulatory proceedings, Note 8 for discussion of the special committee investigation and Note 10 for information about potential liabilities to Mr. Wittig and Mr. Lake.

8. SPECIAL COMMITTEE INVESTIGATION

In September 2002, Westar Energy’s board of directors appointed a special committee of directors to investigate management matters and matters that are the subject of a grand jury investigation and a Securities and Exchange Commission inquiry. The special committee retained counsel and other advisors. The special committee completed its investigation and issued a report to Westar Energy’s board of directors on May 7, 2003 concerning the conclusions and recommendations reached as a result of the investigation. The investigation did not result in adjustments to Westar Energy’s or our previously filed financial statements.

9. RELATED PARTY TRANSACTIONS

Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. An intercompany account is used to record net receipts and disbursements between KGE and Westar Energy and between KGE and WR Receivables Corporation. The net amount payable to affiliates was approximately $20.6 million at September 30, 2003 and $24.1 million at December 31, 2002 as reflected in our consolidated balance sheets.

Westar Energy provides all employees we use. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate factors. We believe such allocation procedures are reasonable.

We have declared and paid dividends to Westar Energy for the three and nine months ended September 30, 2003 of $25.0 million and $75.0 million, respectively.

10. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

On June 13, 2003, Westar Energy filed a demand for arbitration with the American Arbitration Association asserting claims against Mr. Wittig and Mr. Lake arising out of their previous employment with Westar Energy. Among other things, Westar Energy is seeking to recover compensation and benefits previously paid to Mr. Wittig and Mr. Lake and to avoid compensation and other benefits Mr. Wittig and Mr. Lake claim to be owed to them as a result of their previous employment with Westar Energy. See Note 19 of the Notes to Consolidated Financial Statements in our 2002 Form 10-K, “Potential Liabilities to David C. Wittig and Douglas T. Lake,” for additional information about Westar Energy’s potential liabilities to Mr. Wittig and Mr. Lake. Westar Energy is unable to predict the outcome of the arbitration.

We reported in Note 19 of the Notes to Consolidated Financial Statements, “Potential Liabilities to David C. Wittig and Douglas T. Lake,” in our 2002 Form 10-K that Westar Energy would be required to record additional compensation expense of approximately $4.4 million to Mr. Wittig and Mr. Lake if stock performance requirements for some restricted share unit awards were to be satisfied. These stock performance requirements will be satisfied if the closing share price of Westar Energy’s common stock remains at or above $19.78 for any period of 20 consecutive trading days. The closing price of Westar Energy’s common stock was $19.86 per share on October 27, 2003 and has continued to close above $19.78 per share through November 7, 2003. In addition, the amount of Westar Energy’s obligation to Mr. Wittig related to a split dollar life insurance agreement is adjusted at the end of each quarter based on the total return to Westar Energy’s shareholders from the date of that agreement. The total return considers the change in stock price and accumulated dividends. Westar Energy would be required to accrue an additional expense related to the split dollar life insurance agreement if the closing price of its common stock exceeds $20.87 at December 31, 2003.

11. SALE OF ACCOUNTS RECEIVABLE

On July 28, 2000, Westar Energy and we entered into an agreement to sell all of our accounts receivable arising from the sale of electricity to WR Receivables Corporation, a special purpose entity. The agreement is annually renewable upon agreement by all parties. On July 23, 2003, the term of the agreement was extended through July 21, 2004. For additional information, see Note 4 of the Notes to Consolidated Financial Statements in our 2002 Form 10-K, “Accounts Receivable.”

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

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our 2002 Form 10-K, and should be read in conjunction with that report. In this section, we discuss our general financial condition, significant changes and operating results. We explain:

•	what factors impact our business,

•	what our earnings and costs were for the three and nine months ended September 30, 2003 and 2002,

•	why these earnings and costs differ from period to period,

•	how our earnings and costs affect our overall financial condition, and

•	any other items that particularly affect our financial condition or earnings.

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

On February 10, 2003, the KCC issued an order granting limited reconsideration of its December 23, 2002 order. The KCC also stated that the Debt Reduction Plan appears to make a good-faith effort to address the concerns expressed in the KCC’s prior orders and that the KCC needed additional time to review the Debt Reduction Plan before addressing other issues raised in Westar Energy’s petition for reconsideration of the December 23, 2002 order.

On July 21, 2003, Westar Energy and Westar Industries entered into the Stipulation with the KCC staff and certain other intervenors in the docket considering the Debt Reduction Plan. In the Stipulation, the parties to the Stipulation asked the KCC to issue an order approving the Debt Reduction Plan, subject to the terms and conditions of the Stipulation. The KCC issued an order approving the Stipulation on July 25, 2003. The principal terms of the Stipulation are as follows:

•	Westar Energy agrees to fully implement the Debt Reduction Plan by December 31, 2004, unless prevented by events beyond its control, in which case the KCC may extend the deadline for implementation upon a proper showing by Westar Energy.

•	Westar Energy commits to reduce its debt to a level consistent with investment grade bond ratings and to have a capital structure containing at least 40% common equity by December 31, 2004. This commitment replaces a requirement imposed in a previous KCC order that Westar Energy reduce utility debt to $1.67 billion by August 1, 2003.

•	Westar Energy and we will file requests for a change in rates on May 1, 2005, based on a test year consisting of the 12 months ending December 31, 2004. Prior to May 1, 2005, Westar Energy and we will not make a filing to increase our Kansas jurisdictional electric rates and the other parties to the Stipulation will not file a rate complaint or motion for Westar Energy and us to show cause why Westar Energy’s and our rates should not be reduced.

•	Westar Energy and we will pay to our Kansas jurisdictional customers rebates of $10.5 million on May 1, 2005 and $10 million on January 1, 2006. Westar Energy may and we will also pay a rebate to customers of any amounts Westar Energy may recover from David C. Wittig, Westar Energy’s former president, chief executive officer and chairman, and Douglas T. Lake, Westar Energy’s former executive vice president and chief strategic officer, for compensation totaling approximately $2.3 million paid to them that was included in electric rates during calendar years 1998 through 2002, net of costs Westar Energy incurs to recover the funds. See Note 10 for more information about Westar Energy’s effort to recover compensation from Mr. Wittig and Mr. Lake.

•	Westar Industries was required to transfer to Westar Energy all of its stock in ONEOK, Inc. (ONEOK) and all of its cash in excess of $2 million within 30 days of the date of the order.

The Debt Reduction Plan and certain of the related KCC orders discussed above are discussed in further detail in our 2002 Form 10-K.

Current Status of the Debt Reduction Plan

Westar Energy has reduced its total debt by $613.4 million since December 31, 2002. The total reduction includes the decrease of utility debt by $554.7 million to $2.7 billion at September 30, 2003 from $3.2 billion at December 31, 2002. This reduction resulted principally from using the proceeds from the sale of Westar Energy’s ONEOK stock. The remainder of the $613.4 million decrease results from a $58.7 million decrease that is included in the results of discontinued operations on Westar Energy’s consolidated financial statements. Westar Energy may have to issue equity to achieve its commitment to have debt consistent with investment grade bond ratings and a capital structure consisting of at least 40% common equity at December 31, 2004.

In August 2003, Westar Energy and we began recognizing the effect of the rebates that will be paid to customers in 2005 and 2006. Accordingly, as of September 30, 2003, we have recorded a liability of $0.7 million for revenue to be refunded. We will record a liability of $1.0 million for revenue to be refunded each quarter through December 31, 2005. The amounts recorded are reported as a reduction to revenues.

Also in August 2003, Westar Industries transferred to Westar Energy all of its stock in ONEOK and all of its cash in excess of $2 million. Westar Energy has continued to transfer cash in excess of $2 million in subsequent months. These transfers were intercompany transactions and did not result in any change to the amounts reported on Westar Energy’s consolidated financial statements. In addition, in accordance with a KCC order, Westar Energy reclassified an intercompany receivable in the amount of $710.5 million from Westar Industries as an investment in Westar Industries. This intercompany transaction is eliminated in consolidation and, therefore, has no impact on Westar Energy’s debt reduction.

CRITICAL ACCOUNTING POLICIES

Since December 31, 2002, no significant changes have occurred in our critical accounting policies. For additional information on our critical accounting policies, see our 2002 Form 10-K.

OPERATING RESULTS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002: Significant changes in specific line items comprising the results of operations are as follows:

	Three Months Ended September 30,
	2003	2002	% Change
	(Dollars in Thousands)
SALES:
Residential	$83,583	$86,884	(3.8)
Commercial	50,957	53,132	(4.1)
Industrial	40,937	42,041	(2.6)

Subtotal	175,477	182,057	(3.6)
Network Integration (a)	7,480	7,591	(1.5)
Other (b)	4,985	5,388	(7.5)

Total retail	187,942	195,036	(3.6)
Wholesale and Interchange	19,319	22,571	(14.4)

Total Sales	207,261	217,607	(4.8)

FUEL AND PURCHASED POWER:
Fuel used for generation	43,671	41,513	5.2
Purchased power	7,504	3,882	93.3
Dispatch expense to parent	323	1,696	(81.0)

Total Fuel and Purchased Power	51,498	47,091	9.4

GROSS PROFIT	155,763	170,516	(8.7)

OPERATING EXPENSES:
Operating and maintenance	56,007	54,428	2.9
Depreciation and amortization	22,601	22,260	1.5
Selling, general and administrative	19,086	17,191	11.0

Total Operating Expenses	97,694	93,879	4.1

INCOME FROM OPERATIONS	$58,069	$76,637	(24.2)

(a)	Network Integration: Reflects a network transmission tariff that requires us to pay to the Southwest Power Pool (SPP) all expenses associated with transporting power. The expense for the three months ended September 30, 2003 and 2002 was $8.5 million. The SPP then pays us for transmitting power to the point of delivery into our retail distribution system. These receipts from the SPP are reflected in revenues in the network integration classification.
(b)	Other: Includes public street and highway lighting, miscellaneous electric revenues and revenues to be refunded.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity, for the three months ended September 30, 2003 and 2002. No sales volumes are shown for network integration because this activity is unrelated to electricity we generate.

	Three Months Ended September 30,
	2003	2002	% Change
	(Thousands of MWh)
Residential	1,019	1,027	(0.8)
Commercial	796	826	(3.6)
Industrial	902	905	(0.3)
Other	11	11	—

Total retail	2,728	2,769	(1.5)
Wholesale and Interchange	508	667	(23.8)

Total	3,236	3,436	(5.8)

Retail sales declined as a result of less favorable weather than last year and adjustments to property taxes and the billing surcharge which was implemented in 2001 and settled in 2002. Wholesale and interchange sales also declined because the availability of several of our operating units was lower in 2003 compared to 2002.

Purchased power increased since we purchased more power from other sources than we did during the same period of 2002 because it was more economical to purchase power than to operate our peaking units. Partially offsetting this increase was a reduction of costs associated with the dispatching of electric power.

Operating expenses increased due to higher maintenance costs and increased selling, general and administrative expenses, which was largely the result of higher bad debt expense.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002: Significant changes in specific line items comprising the results of operations are as follows:

	Nine Months Ended September 30,
	2003	2002	% Change
	(Dollars in Thousands)
SALES:
Residential	$177,712	$179,220	(0.8)
Commercial	130,016	132,642	(2.0)
Industrial	116,046	115,580	0.4

Subtotal	423,774	427,442	(0.9)
Network Integration (a)	22,348	22,542	(0.9)
Other (b)	17,182	16,177	6.2

Total retail	463,304	466,161	(0.6)
Wholesale and Interchange	88,792	62,002	43.2

Total Sales	552,096	528,163	4.5

FUEL AND PURCHASED POWER:
Fuel used for generation	105,461	102,698	2.7
Purchased power	16,419	11,003	49.2
Dispatch expense to parent	13,735	19,100	(28.1)

Total Fuel and Purchased Power	135,615	132,801	2.1

GROSS PROFIT	416,481	395,362	5.3

OPERATING EXPENSES:
Operating and maintenance	167,702	162,297	3.3
Depreciation and amortization	67,935	71,247	(4.7)
Selling, general and administrative	51,423	60,540	(15.1)

Total Operating Expenses	287,060	294,084	(2.4)

INCOME FROM OPERATIONS	$129,421	$101,278	27.8

(a)	Network Integration: Reflects a network transmission tariff that requires us to pay to the Southwest Power Pool (SPP) all expenses associated with transporting power. The expense for the nine months ended September 30, 2003 was $24.6 million compared to $24.7 million for the same period of 2002. The SPP then pays us for transmitting power to the point of delivery into our retail distribution system. These receipts from the SPP are reflected in revenues in the network integration classification.
(b)	Other: Includes public street and highway lighting, miscellaneous electric revenues and revenues to be refunded.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity, for the nine months ended September 30, 2003 and 2002. No sales volumes are shown for network integration because this activity is unrelated to electricity we generate.

	Nine Months Ended September 30,
	2003	2002	% Change
	(Thousands of MWh)
Residential	2,268	2,301	(1.4)
Commercial	2,054	2,070	(0.8)
Industrial	2,597	2,550	1.8
Other	33	33	—

Total retail	6,952	6,954	—
Wholesale and Interchange	2,429	2,539	(4.3)

Total	9,381	9,493	(1.2)

Temperatures in our service territory were cooler in 2003 than they were in 2002, which resulted in a decline in retail sales compared to the same period in 2002. Offsetting this decline was an increase in wholesale and interchange sales. Higher prices in the wholesale energy market led directly to the increase in total sales.

Purchased power increased and fossil fuel costs were slightly higher. This increase was partially offset with the decrease in costs associated with the dispatching of electric power. These fluctuations were primarily the result of the scheduled Wolf Creek refueling outage in the second quarter of 2002, which caused us to use more expensive sources of generation during the 2002 period.

Total operating expenses decreased primarily as a result of a decrease in selling, general and administrative expenses. The 2002 selling, general and administrative expenses were higher due to the severance charges that were allocated to us during the first quarter of 2002. Maintenance expenses increased due to longer outages at several of our generating units as compared to 2002. Depreciation and amortization expense was less because the depreciation rates decreased in April 2002 as prescribed by the KCC.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Westar Energy believes it will have sufficient cash to fund future operations of its business (including us), debt reductions, including the rebates to customers Westar Energy and we are required to make in 2005 and 2006, and the payment of Westar Energy dividends, from a combination of cash on hand, cash flow, proceeds from the sales of its non-utility and non-core assets, available borrowings under its revolving credit facility and access to capital markets. Uncertainties affecting its ability to meet these requirements include, among others, the factors affecting sales described above, economic conditions, including the impact of inflation on operating expenses, regulatory actions, Westar Energy’s ability to implement the Debt Reduction Plan and compliance with future environmental regulations.

Most of our cash requirements consist of capital expenditures and maintenance costs designed to improve and maintain facilities that provide electric service and to meet customer service requirements. Our ability to provide the cash or debt to fund our capital expenditures depends on many things, including available resources, our financial condition and current market conditions.

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

Capital Resources

Westar Energy’s Debt Reduction Plan provides for a systematic disposal of its non-utility and non-core assets and the potential issuance of Westar Energy equity securities. The proceeds of these transactions will be used to reduce debt. Westar Energy may reduce its and our debt pursuant to terms stated in the debt agreements or through open market purchases or tender offers.

Cash Flows from Operating Activities

Our primary source of operating cash flows is from our electric utility operations. Cash flows from operating activities increased $88.5 million, to $141.8 million in 2003 from $53.3 million in 2002. This increase is mostly attributable to the increase in utility gross margin for 2003 compared to 2002 and the $72.3 million increase in changes in working capital items.

Cash Flows used in Financing Activities

During 2002, we received advances from Westar Energy of $128.9 million, of which $135.0 million was deposited with a trustee for the retirement of first mortgage bonds due December 15, 2003. In 2003, we paid $75.0 million of dividends to Westar Energy.

Contractual Obligations

Since December 31, 2002, there have been no material changes in our contractual obligations for operations in the ordinary course of business. For additional information on our contractual obligations, see our 2002 Form 10-K.

Sale of Accounts Receivable

On July 28, 2000, Westar Energy and we entered into an agreement to sell all of our accounts receivable arising from the sale of electricity to WR Receivables Corporation, a special purpose entity (SPE). We account for this transfer as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The agreement is annually renewable upon agreement by all parties. On July 23, 2003, the term of the agreement was extended through July 21, 2004. For additional information, see Note 4 of the Notes to Consolidated Financial Statements in our 2002 Form 10-K, “Accounts Receivable.”

We record administrative expense on the undivided interest owned by the conduit, which was $0.6 million and $1.9 million for the three and nine months ended September 30, 2003, respectively, compared to $0.4 million and $0.9 million for the same periods of 2002. These expenses are included in other income (expense) in our consolidated statements of income.

The outstanding balance of SPE receivables was $78.3 at September 30, 2003 and $48.2 million at December 31, 2002, which is net of an undivided interest of $100 million and $110 million, respectively, in receivables sold by the SPE to the conduit. Our retained interest in the SPE’s receivables is reported at fair value and is subordinate to, and provides credit enhancement for, the conduit’s ownership interest in the SPE’s receivables. Our retained interest is available to the conduit to pay any fees or expenses due to the conduit and to absorb all credit losses incurred on any of the SPE’s receivables. The retained interest is included in accounts receivable, net, in our consolidated balance sheets.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, which provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the provisions of FIN 46 must be applied by the fourth quarter of 2003. We are evaluating the impact this new pronouncement will have on our financial statements.

OTHER INFORMATION

Related Party Transactions

Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. An intercompany account is used to record net receipts and disbursements between KGE and Westar Energy and between KGE and WR Receivables Corporation. The net amount payable to affiliates approximated $20.6 million at September 30, 2003 and $24.1 million at December 31, 2002 as reflected in our consolidated balance sheets.

Westar Energy provides all employees we use. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate factors. We believe such allocation procedures are reasonable.

We have declared and paid dividends to Westar Energy for the three and nine months ended September 30, 2003 of $25.0 million and $75.0 million, respectively.

Termination of Shared Services Agreement

Westar Energy owns an investment in ONEOK and maintains shared services agreements with ONEOK pursuant to which Westar Energy and ONEOK provide customer service functions to each other, including meter reading, customer billing and call center operations. ONEOK gave Westar Energy notice of termination of the shared services agreement effective December 2003. We expect the termination to occur in September 2004. Following termination, Westar Energy will allocate to us our portion of the expenses for providing these services internally. We expect the termination of this agreement to increase our annual costs for these services by approximately $4 million to $5 million.

Hedging Activities

During the third quarter of 2001, Westar Energy entered into hedging relationships to manage commodity price risk associated with future natural gas purchases to protect us and our customers from adverse price fluctuations in the natural gas market. Initially, Westar Energy entered into futures and swap contracts with terms extending through July 2004 to hedge price risk for a portion of anticipated natural gas fuel requirements for generation facilities. Westar Energy designated these hedging relationships as cash flow hedges in accordance with SFAS No. 133.

In 2002, due to the increased availability of coal units and because we began burning more oil as use of oil became more economically favorable than gas, we did not burn our forecasted amount of natural gas. In September 2002, we determined that we had over-hedged approximately 8,280,000 MMBtu for the remaining period of the hedge. As a result of the discontinuance of this portion of the cash flow hedge, we recognized a gain in earnings of $2.8 million. As of September 30, 2003, we forecasted a notional volume of 2,100,000 MMBtu for the remainder of the hedged period through July 2004. Our use of hedge accounting is contingent on burning sufficient quantities of natural gas to meet our forecasts. If we fail to meet those forecasts, we could lose our ability to use hedge accounting, which could result in greater volatility to our results of operations due to fluctuating natural gas prices. We operate our system in the most economical manner and will continue to do so by using the pricing systems available to us.

The following table summarizes the effects the natural gas hedge had on our financial position and results of operations for the three and nine months ended September 30, 2003:

Natural Gas Hedge (a)
(Dollars in Thousands)
As of September 30, 2003:
Fair value of derivative instruments:
Current	$1,963
Long-term	—

Total	$1,963

Three Months Ended September 30, 2003:

Change in amounts in accumulated other comprehensive income	$(1,261)
Adjustment for gain included in net income	(4,255)
Estimated income tax expense	2,194

Net Comprehensive Gain	$(3,322)

Nine Months Ended September 30, 2003:

Change in amounts in accumulated other comprehensive income	$3,512
Adjustment for gain included in net income	(5,021)
Estimated income tax expense	600

Net Comprehensive Gain	$(909)

Anticipated reclassifications to earnings in the next 12 months (b)	$1,963

Duration of hedge designation as of September 30, 2003	10 months

(a)	Natural gas hedge assets and liabilities are classified in the balance sheets as energy trading contracts. Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 10 months that these relationships are in place.
(b)	The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Fair Value of Energy Trading Contracts

The tables below show fair value of energy trading contracts outstanding for the nine months ended September 30, 2003, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$3,467
Less contracts realized or otherwise settled during the period	3,171
Plus fair value of new contracts entered into during the period	3,391

Fair value of contracts outstanding at the end of the period	$3,687

These contracts were valued through market exchanges and, where necessary, broker quotes and industry publications, which we believe represent the fair value of the financial instruments. The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years
	(In Thousands)
Prices actively quoted (futures)	$6,263	$6,263	$—	$—	$—
Prices provided by other external sources (swaps and forwards)	(1,893)	(1,944)	51	—	—
Prices based on the Black Option Pricing model (options and other) (a)	(683)	(504)	(179)	—	—

Total fair value of contracts outstanding	$3,687	$3,815	$(128)	$—	$—

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not experienced any significant changes in our exposure to market risk since December 31, 2002. For additional information on our market risk, see our 2002 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003 our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. These controls and procedures were designed to ensure that material information relating to the company is communicated to the principal executive officer and the principal financial and accounting officer. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

No changes in our internal controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect internal controls.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2003

31(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2003

32(a)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2003 (furnished and not to be considered filed as part of the Form 10-Q)

(b)	Reports on Form 8-K filed during the three months ended September 30, 2003: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date:	November 10, 2003	By:	/s/ Mark A. Ruelle

Mark A. Ruelle, Vice President and Treasurer (Principal Financial and Accounting Officer)