Form 10-Q
period 2004-03-31
KANSAS GAS & ELECTRIC CO /KS/
filed 2004-05-10
CIK 54496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	1,000 Shares
(Class)	(Outstanding at May 3, 2004)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	compliance with debt and other restrictive covenants,

•	interest rates,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the impact of changes in “Hours of Service” legislation that was enacted in January 2004 on the number of hours during which employees may operate equipment,

•	the impact of the outcome of the notice of violation received by Westar Energy, Inc. on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	the impact on Westar Energy, Inc. of the outcome of the investigation being conducted by the Federal Energy Regulatory Commission regarding power trades with Cleco Corporation and its affiliates and other energy marketing and transmission transactions,

•	political, legislative, judicial and regulatory developments,

•	the impact of the purported shareholder and employee class action lawsuits filed against Westar Energy, Inc.,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, Wolf Creek Nuclear Operating Corporation pension and other post-retirement benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions on our decommissioning liability for Wolf Creek Generating Station,

•	transmission reliability rules,

•	homeland security considerations,

•	coal, natural gas and oil prices, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. No one section of the report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended

December 31, 2003. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,326	$6,343
Accounts receivable, net	64,228	80,771
Inventories and supplies	57,741	66,930
Energy marketing contracts	7,125	8,688
Deferred tax assets	2,068	1,064
Prepaid expenses	14,265	24,657
Other	1,434	1,435

Total Current Assets	152,187	189,888

PROPERTY, PLANT AND EQUIPMENT, NET	2,352,874	2,362,371

OTHER ASSETS:
Regulatory assets	316,447	316,670
Nuclear decommissioning trust	82,858	80,075
Other	31,517	31,225

Total Other Assets	430,822	427,970

TOTAL ASSETS	$2,935,883	$2,980,229

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,371	$42,231
Payable to affiliates	64,242	81,380
Accrued interest	11,296	8,342
Accrued taxes	36,581	28,059
LaCygne 2 lease	27,084	32,543
Accrued liabilities	2,646	3,144
Energy marketing contracts	7,050	6,799
Other	7,648	7,338

Total Current Liabilities	193,918	209,836

LONG-TERM LIABILITIES:
Long-term debt, net	549,632	549,604
Deferred income taxes and investment tax credits	730,112	731,736
Deferred gain from sale-leaseback	147,853	150,810
Asset retirement obligation	82,300	80,695
Nuclear decommissioning	82,858	80,075
Other	85,687	91,895

Total Long-Term Liabilities	1,678,442	1,684,815

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER’S EQUITY:
Common stock, no par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Retained earnings (accumulated deficit)	(2,111)	19,944

Total Shareholder’s Equity	1,063,523	1,085,578

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,935,883	$2,980,229

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
SALES	$162,091	$172,670

OPERATING EXPENSES:
Fuel and purchased power	55,041	42,925
Operating and maintenance	54,963	55,436
Depreciation and amortization	22,753	22,345
Selling, general and administrative	17,743	15,600

Total Operating Expenses	150,500	136,306

INCOME FROM OPERATIONS	11,591	36,364

OTHER INCOME (EXPENSE):
Other income	5,990	1,238
Other expense	(4,253)	(3,650)

Total Other Income (Expense)	1,737	(2,412)

Interest expense	9,406	11,763

INCOME BEFORE INCOME TAXES	3,922	22,189

Income tax expense	977	5,165

NET INCOME	2,945	17,024

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gain on cash flow hedges	—	2,574
Income tax expense related to items of other comprehensive income	—	(1,024)

Total other comprehensive gain, net of tax	—	1,550

COMPREHENSIVE INCOME	$2,945	$18,574

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$2,945	$17,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,753	22,345
Amortization of nuclear fuel	3,493	3,482
Amortization of deferred gain from sale-leaseback	(2,957)	(2,957)
Corporate owned life insurance	(1,022)	(993)
Net deferred taxes	(1,571)	(63)
Net changes in energy marketing assets and liabilities	1,916	66
Changes in working capital items:
Accounts receivable, net	16,543	15
Inventories and supplies	9,189	2,922
Prepaid expenses and other	10,392	11,535
Accounts payable	(4,860)	(4,645)
Payable to affiliates	(17,138)	(13,150)
Accrued and other current liabilities	5,829	15,544
Changes in other, assets	2,065	1,211
Changes in other, liabilities	(6,242)	(7,708)

Cash flows from operating activities	41,335	44,628

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(18,291)	(15,532)

Cash flows used in investing activities	(18,291)	(15,532)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Retirements of long-term debt	—	(5)
Net borrowings against cash surrender value of corporate-owned life insurance	939	941
Dividends to parent company	(25,000)	(25,000)

Cash flows used in financing activities	(24,061)	(24,064)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,017)	5,032

CASH AND CASH EQUIVALENTS:
Beginning of period	6,343	6,150

End of period	$5,326	$11,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest, net of amount capitalized	$5,349	$5,528

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

1. DESCRIPTION OF BUSINESS

Kansas Gas and Electric Company is a rate-regulated electric utility incorporated in 1990 in the state of Kansas. Unless the context otherwise indicates, all references in this Form 10-Q to “the company,” “KGE,” “we,” “us,” “our” and similar words are to Kansas Gas and Electric Company. We are a wholly owned subsidiary of Westar Energy, Inc. (Westar Energy) and we provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We provide electric generation, transmission and distribution services to approximately 300,000 customers in south-central and southeastern Kansas, including the Wichita metropolitan area.

We own a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas, and a 47% interest in Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K).

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, valuation of our energy trading portfolio, intangible assets, income taxes, our portion of WCNOC’s pension and other post-retirement benefits, nuclear decommissioning of Wolf Creek, asset retirement obligations, environmental issues and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

We have reclassified certain prior year amounts to conform with classifications used in the current year presentation as necessary for a fair presentation of the financial statements.

3. RATE MATTERS AND REGULATION — CURRENT STATUS OF THE DEBT REDUCTION PLAN

In August 2003, we began ratably recording a regulatory liability for rebates that will be paid to customers in 2005 and 2006. Accordingly, as of March 31, 2004, we have recorded a regulatory liability of $2.7 million for these rebates, which is included in other long-term liabilities on our consolidated balance sheets.

4. ACCOUNTS RECEIVABLE SALES PROGRAM

On July 28, 2000, Westar Energy and we entered into an agreement with WR Receivables Corporation, a wholly owned, bankruptcy-remote special purpose entity (SPE) to sell all of Westar Energy’s and our accounts receivable arising from the sale of electricity to the SPE. These transfers are accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The SPE may sell up to $125 million of an undivided interest in our combined accounts receivable to a third party conduit under various terms and conditions. The percentage ownership interest in receivables held by the third party conduit will increase or decrease over time, depending on the characteristics of the SPE’s receivables, including delinquency rates and debtor concentrations. The agreement with the third party conduit is renewable annually upon agreement by all parties. On July 23, 2003, the term of the agreement was extended through July 21, 2004.

The SPE receivable from WR Receivables Corporation represents our retained interests in the transferred receivables and is recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the receivable. It is included in accounts receivable, net, on our consolidated balance sheets. The interests that we hold are included in the table below:

	March 31, 2004	December 31, 2003
	(In Thousands)
Undivided Interest — Retained, net	$57,538	$71,213
Undivided Interest — Third party conduit, net	6,288	9,186

SPE receivables, net	$63,826	$80,399

The outstanding balance of SPE receivables is net of $80.0 million at March 31, 2004 and December 31, 2003 in undivided ownership interests sold by the SPE to the third party conduit.

During the three months ended March 31, 2004 and 2003, there were no proceeds or repayments between the SPE and the third party conduit.

5. INCOME TAXES

We recorded income tax expenses of approximately $1.0 million for the three months ended March 31, 2004 and $5.2 million for the three months ended March 31, 2003 using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.

6. COMMITMENTS AND CONTINGENCIES—EPA NEW SOURCE REVIEW

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

Westar Energy is in discussions with the EPA concerning this matter and will attempt to reach a settlement agreement with the EPA. We expect that any settlement with the EPA could require Westar Energy and us to update or install emissions controls at Jeffrey Energy Center over an agreed upon number of years. Additionally, Westar Energy might be required to update or install emissions controls at its other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. If a settlement cannot be reached, the EPA could refer the matter to the United States Department of Justice for it to consider whether to pursue an enforcement action. We believe that costs related to updating or installing emissions controls would qualify for recovery through rates. If Westar Energy is assessed a penalty as a result of the EPA’s allegation, the penalty could be material and may not be recovered in rates. We anticipate that a portion of any of these potential costs would be allocated to us.

7. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations. See also Note 6 for a discussion of alleged violations of the Clean Air Act.

8. RELATED PARTY TRANSACTIONS

Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. An intercompany account is used to record receipts and disbursements between Westar Energy and us and between WR Receivables Corporation and us. The net amount payable to affiliates was approximately $64.2 million at March 31, 2004 and approximately $81.4 million at December 31, 2003 as reflected on our consolidated balance sheets.

Westar Energy provides all employees we use. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers and/or other appropriate factors. We believe such allocation procedures are reasonable.

We declared and paid dividends of $25.0 million to Westar Energy for the three months ended March 31, 2004 and 2003.

9. INTERIM PENSION DISCLOSURE

The following table summarizes the net periodic costs for our 47% interest of the WCNOC pension and post-retirement plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2004	2003	2004	2003
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$620	$648	$62	$53
Interest cost	795	745	87	71
Expected return on plan assets	(670)	(627)	—	—
Amortization of:
Transition obligation, net	14	15	15	14
Prior service costs	7	8	—	—
Loss	195	153	36	24

Net periodic cost	$961	$942	$200	$162

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are a rate-regulated electric utility in Kansas and a wholly owned subsidiary of Westar Energy. We provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name “Westar Energy.” We produce, transmit and sell electricity at retail in Kansas under the regulation of the KCC and at wholesale in a multi-state region in the central United States and under the regulation of the Federal Energy Regulatory Commission (FERC).

Our goals are to improve our business by improving customer service, continuing to expand our wholesale sales, improving credit quality and improving our relationships with regulators, employees and other interested parties.

Key factors affecting our business in any given period include the weather, the economic well-being of our Kansas service territory, performance of our physical plant, conditions in fuel markets and in wholesale electricity markets, impacts of regulation and the cost of dealing with public policy initiatives.

As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements and the accompanying notes, which contain our operating results.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial conditions and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2003 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or susceptibility of matters to change.

Since December 31, 2003, we have not experienced any significant changes in our critical accounting estimates. For additional information on our critical accounting estimates, see our 2003 Form 10-K.

OPERATING RESULTS

Below we discuss our operating results for the three months ended March 31, 2004 as compared to the results for the three months ended March 31, 2003. We evaluate operating results based on income from operations. Changes in results of operations are as follows:

	Three Months Ended March 31,
	2004	2003	Change	% Change
	(In Thousands)
SALES:
Residential	$47,533	$46,897	$636	1.4
Commercial	37,312	36,521	791	2.2
Industrial	36,937	36,322	615	1.7
Other retail (a)	249	1,212	(963)	(79.5)

Total Retail Sales	122,031	120,952	1,079	0.9
Wholesale (b)	27,075	39,108	(12,033)	(30.8)
Energy marketing (c)	609	276	333	120.7
Network integration (d)	7,787	7,432	355	4.8
Other (e)	4,589	4,902	(313)	(6.4)

Total Sales	162,091	172,670	(10,579)	(6.1)

OPERATING EXPENSES:
Fuel used for generation	40,200	31,417	8,783	28.0
Purchased power	14,841	11,508	3,333	29.0
Operating and maintenance	54,963	55,436	(473)	(0.9)
Depreciation and amortization	22,753	22,345	408	1.8
Selling, general and administrative	17,743	15,600	2,143	13.7

Total Operating Expenses	150,500	136,306	14,194	10.4

INCOME FROM OPERATIONS	$11,591	$36,364	$(24,773)	(68.1)

(a)	Other Retail: Includes public street and highway lighting and revenues reserved for rebates to be paid to customers in 2005 and 2006.
(b)	Wholesale: Includes physical sales of electricity we generate to cooperatives, municipals and other wholesale customers.
(c)	Energy Marketing: Includes (1) market-based energy transactions with third parties and related changes in marketing contract valuations; and (2) financial settlement and changes in marketing contract valuations of transactions related to our generation assets, which also includes the settlement of physical transactions sourced outside of our control area. Revenues are recorded net of their related costs.
(d)	Network Integration: Reflects a network transmission tariff as described in more detail in our 2003 Form 10-K. For the three months ended March 31, 2004, our transmission costs were approximately $8.3 million. This amount, less approximately $0.5 million that was retained by the Southwest Power Pool (SPP) as administration cost, was returned to us as revenues. For the three months ended March 31, 2003, our transmission costs were approximately $8.1 million with an administration cost of approximately $0.6 million retained by the SPP.
(e)	Other: Includes miscellaneous electric revenues.

Regulated electric utility sales are significantly impacted by, among other factors, rate regulation, customer conservation efforts, wholesale demand, the overall economy of our service area, the weather and competitive forces. Our wholesale sales are impacted by, among other factors, demand inside and outside our service territory, the cost of fuel and purchased power, price volatility and available generation capacity.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, network integration or other because these activities are unrelated to electricity we generate.

	Three Months Ended March 31,
	2004	2003	Change	% Change
	(Thousands of MWh)
Residential	651	645	6	0.9
Commercial	600	586	14	2.4
Industrial	845	826	19	2.3
Other retail	10	11	(1)	(9.1)

Total Retail	2,106	2,068	38	1.8
Wholesale	820	1,039	(219)	(21.1)

Total	2,926	3,107	(181)	(5.8)

Residential, commercial and industrial sales remained relatively unchanged compared to the same period in 2003. Other retail sales declined due primarily to the accrual during the three months ended March 31, 2004 of rebates totaling $1.0 million that are to be paid to customers in 2005 and 2006 pursuant to the July 25, 2003 KCC order.

Wholesale sales declined due to a decrease in volumes sold through marketing efforts as a result of reduced unit availability, as well as a decrease in prices in the wholesale markets.

We experienced unplanned outages or reduced operating capability at various times throughout the three months ended March 31, 2004 at Jeffrey Energy Center. The average availability factor for Jeffrey Energy Center was 72% during the three months ended March 31, 2004 compared to 88% during the three months ended March 31, 2003. This decreased our coal usage and thereby reduced the cost of coal used. However, we consumed more oil at other generating facilities to compensate for the loss of energy from Jeffrey Energy Center. Oil is a higher priced fuel than coal, which caused our total fuel expense to increase. Purchased power expense also increased because we purchased more power from other sources when it was more economical to purchase power than to operate our generating units.

Selling, general and administrative expenses increased for the three months ended March 31, 2004 due primarily to the allocated portion of the Westar Energy restricted share unit expense related to the vesting of a portion of the 2002 grants.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Most of our cash requirements consist of capital and maintenance expenditures designed to improve and maintain facilities that provide electric service and meet future customer service requirements. Our ability to provide the cash or debt to fund our capital expenditures depends on many things, including available resources, Westar Energy’s and our financial condition and current market conditions.

We expect our internally generated cash, advances from our parent and availability of cash through our parent’s credit facilities to be sufficient to fund operations and debt service payments. We do not maintain independent short-term credit facilities and rely on Westar Energy for short-term cash needs. If Westar Energy is unable to borrow under its credit facilities, we could have a short-term liquidity problem that could require us to obtain a credit facility for our short-term cash needs and that could result in higher borrowing costs.

Capital Resources

On March 12, 2004, Westar Energy entered into a new $300.0 million revolving credit facility. The new credit facility replaced a $150.0 million revolving credit facility Westar Energy entered into in 2002. Prior to the closing of the new facility, Westar Energy repaid the $1.0 million outstanding balance under the prior credit facility with cash on hand. All loans under the revolving credit facility are secured by our first mortgage bonds.

Contractual Cash Obligations

Since December 31, 2003, we have not experienced any material changes in our contractual obligations. For additional information regarding our contractual obligations, see our 2003 Form 10-K.

Westar Energy Common Stock and Stock Subscription

On March 31, 2004, Westar Energy sold, through an underwritten public offering, 10.5 million shares of its common stock at $20.65 per share. On April 2, 2004, Westar Energy sold approximately 1.6 million additional shares at the same price as a result of the underwriters exercising their over-allotment option on March 31, 2004.

Westar Energy Refinancing of Long-term Debt

In February 2004, Westar Energy repaid, with internally generated cash and a portion of the proceeds it received from the sale of its monitored services business, the remaining balance of $114.1 million under its $585.0 million term loan that would have been due in 2005.

On May 5, 2004, Westar Energy announced its intention to issue new Pollution Control Bonds to refinance $327.5 million of our 7% Pollution Control Bonds due 2031.

Credit Ratings

On April 14, 2004, Moody’s Investors Service (Moody’s) affirmed its ratings for Westar Energy’s and our first mortgage bonds and unsecured debt and changed its outlook of our credit ratings to positive from negative. Moody’s also raised the speculative liquidity rating it assigned to Westar Energy from SGL-3 to SGL-2, which reflects its view that Westar Energy has “good” liquidity. Since March 1, 2004, Standard & Poor’s Ratings Group and Fitch Investors Service have not changed their ratings for our first mortgage bonds or unsecured debt. For additional information on our credit ratings, see our 2003 Form 10-K, “Liquidity and Capital Resources — Credit Ratings.”

OTHER INFORMATION

City of Wichita Franchise

On February 10, 2004, the Wichita City Council approved a 10-year renewal of the franchise pursuant to which we provide retail electric service within the City of Wichita. The new 10-year franchise agreement is on terms that we believe to be reasonably similar to those previously in effect.

Southwest Power Pool (SPP)

Since we provide electric service together with the electric utility operations of Westar Energy, using the name “Westar Energy,” we are a member of the SPP through Westar Energy’s membership and do not have a separate KGE membership. On February 10, 2004, the FERC granted SPP’s application seeking regional transmission organization (RTO) status subject to the SPP fulfilling certain specified requirements. On March 16, 2004, the SPP board of directors approved going forward with meeting the conditions listed in the order. One condition in the order requires approval from the SPP membership of modification to the SPP bylaws that would allow it to switch from a membership board of directors to an independent board of directors. This change has been approved by the SPP membership and the SPP has moved to an independent board of directors. The SPP made a compliance filing with the FERC on May 4, 2004. This filing outlines how the SPP has met the conditions listed in the FERC order.

On April 16, 2004, the KCC opened a general investigation into the involvement of Kansas jurisdictional electric utilities in the SPP RTO to consider various procedural and substantive issues associated with the utilities’ involvement. Kansas jurisdictional utilities that have agreed to participate in the SPP RTO need to obtain the KCC’s approval to do so. Previously, the KCC has found that transfer of control and operation of transmission facilities from a certificated utility to an RTO directly affects the ability of Kansas utilities to furnish reasonably efficient and sufficient electric service and facilities to retail customers and is a matter subject to KCC jurisdiction. The KCC anticipates the need for a proceeding regarding Kansas electric utilities’ transfer of various responsibilities to the SPP RTO and SPP’s implementation of new mechanisms affecting transmission of electric power in Kansas.

Fair Value of Energy Marketing Contracts

The tables below show fair value of energy marketing contracts outstanding for the three months ended March 31, 2004, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$2,014
Less contracts realized or otherwise settled during the period	823
Plus fair value of new contracts entered into during the period	(1,093)

Fair value of contracts outstanding at the end of the period	$98

The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years
	(In Thousands)
Prices actively quoted (futures)	$1,499	$1,499	$—	$—
Prices provided by other external sources (swaps and forwards)	(1,443)	(1,466)	(3)	26
Prices based on the Black Option Pricing model (options and other) (a)	42	42	—	—

Total fair value of contracts outstanding	$98	$75	$(3)	$26

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including market changes, changes in commodity prices and interest rates. Since December 31, 2003, we have not experienced any significant changes in our exposure to market risk. For additional information on our market risk, see our 2003 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

We are a wholly owned subsidiary of Westar Energy and all evaluations of our controls and procedures were conducted in conjunction with those undertaken by Westar Energy. Under the supervision and with the participation of Westar Energy’s management, and including our president and our principal financial and accounting officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company is communicated to our president and our principal financial and accounting officer. Based on that evaluation, our president and our principal financial and accounting officer concluded that, as of March 31, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

KANSAS GAS AND ELECTRIC COMPANY

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations. See also Note 6 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies — EPA New Source Review.” The Notes to Consolidated Financial Statements are incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2004

31	(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2004

32		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2004 (furnished and not to be considered filed as part of the Form 10-Q)

(b)	Reports on Form 8-K filed during the three months ended March 31, 2004: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date:	May 7, 2004	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Vice President and Treasurer