Form 10-Q
period 2004-06-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2004-08-04
CIK 54496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	1,000 Shares
(Class)	(Outstanding at August 1, 2004)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	compliance with debt and other restrictive covenants,

•	interest rates,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the impact of “Hours of Service” legislation that was enacted in January 2004 on the number of hours during which employees may operate equipment,

•	the outcome of the notice of violation received by Westar Energy, Inc. on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	the impact on Westar Energy, Inc. of the outcome of the investigation being conducted by the Federal Energy Regulatory Commission regarding power trades with Cleco Corporation and its affiliates and other energy marketing and transmission transactions,

•	political, legislative, judicial and regulatory developments,

•	the impact of the purported shareholder and employee class action lawsuits filed against Westar Energy, Inc.,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, Wolf Creek Nuclear Operating Corporation pension and other post-retirement benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions on our decommissioning liability for Wolf Creek Generating Station,

•	transmission reliability rules,

•	homeland security considerations,

•	coal, natural gas and oil prices, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2003. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

PART I. Financial Information

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,553	$6,321
Accounts receivable, net	88,476	80,771
Inventories and supplies	62,339	66,930
Energy marketing contracts	4,096	8,688
Deferred tax assets	3,515	1,064
Prepaid expenses	44,016	24,657
Other	2,687	1,457

Total Current Assets	213,682	189,888

PROPERTY, PLANT AND EQUIPMENT, NET	2,349,340	2,362,371

OTHER ASSETS:
Regulatory assets	327,369	316,670
Nuclear decommissioning trust	83,543	80,075
Other	40,808	31,225

Total Other Assets	451,720	427,970

TOTAL ASSETS	$3,014,742	$2,980,229

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,389	$42,231
Payable to affiliates	83,745	81,380
Accrued interest	6,564	8,246
Accrued taxes	31,690	28,059
LaCygne 2 lease	36,980	32,543
Energy marketing contracts	4,994	6,799
Other	14,203	10,578

Total Current Liabilities	212,565	209,836

LONG-TERM LIABILITIES:
Long-term debt, net	552,414	549,604
Deferred income taxes and investment tax credits	734,714	731,736
Deferred gain from sale-leaseback	144,895	150,810
Asset retirement obligation	83,906	80,695
Nuclear decommissioning	83,543	80,075
Other	112,258	91,895

Total Long-Term Liabilities	1,711,730	1,684,815

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDER’S EQUITY:
Common stock, no par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Retained earnings	24,813	19,944

Total Shareholder’s Equity	1,090,447	1,085,578

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$3,014,742	$2,980,229

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
SALES	$180,335	$172,165

OPERATING EXPENSES:
Fuel and purchased power	39,735	41,191
Operating and maintenance	58,402	56,260
Depreciation and amortization	22,894	22,989
Selling, general and administrative	16,334	16,737

Total Operating Expenses	137,365	137,177

INCOME FROM OPERATIONS	42,970	34,988

OTHER INCOME (EXPENSE):
Other income	6,172	1,075
Other expense	(2,641)	(2,592)

Total Other Income (Expense)	3,531	(1,517)

Interest expense	8,519	11,717

INCOME BEFORE INCOME TAXES	37,982	21,754
Income tax expense	11,059	5,770

NET INCOME	26,923	15,984

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gain on cash flow hedges	—	2,199
Adjustment for gains included in net income	—	(766)
Income tax expense related to items of other comprehensive income	—	(570)

Total other comprehensive gain, net of tax	—	863

COMPREHENSIVE INCOME	$26,923	$16,847

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
SALES	$342,426	$344,835

OPERATING EXPENSES:
Fuel and purchased power	94,776	84,116
Operating and maintenance	113,366	111,695
Depreciation and amortization	45,647	45,335
Selling, general and administrative	34,077	32,337

Total Operating Expenses	287,866	273,483

INCOME FROM OPERATIONS	54,560	71,352

OTHER INCOME (EXPENSE):
Other income	12,162	2,314
Other expense	(6,893)	(6,243)

Total Other Income (Expense)	5,269	(3,929)

Interest expense	17,925	23,480

INCOME BEFORE INCOME TAXES	41,904	43,943
Income tax expense	12,035	10,935

NET INCOME	29,869	33,008

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gain on cash flow hedges	—	4,773
Adjustment for gains included in net income	—	(766)
Income tax expense related to items of other comprehensive income	—	(1,594)

Total other comprehensive gain, net of tax	—	2,413

COMPREHENSIVE INCOME	$29,869	$35,421

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$29,869	$33,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,647	45,335
Amortization of nuclear fuel	7,106	7,070
Amortization of deferred gain from sale-leaseback	(5,914)	(5,914)
Amortization of prepaid corporate owned life insurance	5,953	5,679
Net deferred taxes	2,641	761
Net changes in energy marketing assets and liabilities	3,145	453
Changes in working capital items:
Restricted cash	—	5,130
Accounts receivable, net	(7,705)	(17,981)
Inventories and supplies	4,591	(2,413)
Prepaid expenses and other	(43,747)	(47,404)
Accounts payable	(8,004)	6,934
Payable to affiliates	2,365	12,088
Accrued and other current liabilities	6,880	14,065
Changes in other, assets	(1,603)	(194)
Changes in other, liabilities	737	996

Cash flows from operating activities	41,961	57,613

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(43,066)	(44,161)
Investment in corporate-owned life insurance	(19,658)	(19,599)

Cash flows used in investing activities	(62,724)	(63,760)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds of long-term debt	321,540	—
Retirements of long-term debt	(329,138)	(5)
Net borrowings against cash surrender value of corporate-owned life insurance	55,593	57,299
Dividends to parent company	(25,000)	(50,000)

Cash flows from financing activities	22,995	7,294

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,232	1,147
CASH AND CASH EQUIVALENTS:
Beginning of period	6,321	6,150

End of period	$8,553	$7,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest, net of amount capitalized	$17,195	$21,953

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

1. DESCRIPTION OF BUSINESS

Kansas Gas and Electric Company is a regulated electric utility incorporated in 1990 in the state of Kansas. Unless the context otherwise indicates, all references in this Form 10-Q to “the company,” “KGE,” “we,” “us,” “our” and similar words are to Kansas Gas and Electric Company. We are a wholly owned subsidiary of Westar Energy, Inc. (Westar Energy) and we provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We provide electric generation, transmission and distribution services to approximately 300,000 customers in south-central and southeastern Kansas, including the Wichita metropolitan area.

We own a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas, and a 47% interest in Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K).

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, valuation of our energy marketing portfolio, intangible assets, income taxes, our portion of WCNOC’s pension and other post-retirement benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

We have reclassified certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements.

Our previously filed consolidated statement of cash flows for the six months ended June 30, 2003 presented cash flow activity related to our corporate owned life insurance (COLI) policies net in the Operating Activities section of our consolidated statement of cash flows. For the six months ended June 30, 2004, our consolidated statement of cash flows reports cash outflows associated with the portion of the premium payment that increases the cash surrender value of the COLI policies as an investing activity and the cash received from borrowings against the COLI policies as a financing activity. Accordingly, on our statement of cash flows for the six months ended June 30, 2003, we have decreased cash flows from operating activities by $37.7 million, increased cash flows used in investing activities by $19.6 million as it relates to cash outflows associated with the portion of the premium payment that increases the cash surrender value of the COLI policies, and increased cash flows from financing activities by $57.3 million as it relates to the cash received from borrowings against the COLI policies.

3. RATE MATTERS AND REGULATION — CURRENT STATUS OF THE DEBT REDUCTION PLAN

In August 2003, we began ratably recording a regulatory liability for rebates that will be paid to customers in 2005 and 2006. Accordingly, as of June 30, 2004, we have recorded a regulatory liability of $3.7 million for these rebates, which is included in other current liabilities on our consolidated balance sheets.

4. ACCOUNTS RECEIVABLE SALES PROGRAM

On July 28, 2000, Westar Energy and we entered into an agreement with WR Receivables Corporation, a wholly owned, bankruptcy-remote special purpose entity (SPE), to sell Westar Energy’s and our accounts receivable arising from the sale of electricity to the SPE. These transfers are accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The SPE may sell up to $125 million of an undivided interest in our combined accounts receivable to a third-party conduit under various terms and conditions. The percentage ownership interest in receivables held by the third-party conduit will increase or decrease over time, depending on the characteristics of the SPE’s receivables, including delinquency rates and debtor concentrations. The agreement with the third-party conduit is renewable annually upon agreement by all parties. On July 21, 2004, the agreement was extended through July 19, 2005 on substantially similar terms.

The SPE receivable from WR Receivables Corporation represents our retained interests in the transferred receivables and is recorded at book value, net of allowances for bad debts. This approximates fair value due to the short-term nature of the receivable. The SPE receivable is included in accounts receivable, net, on our consolidated balance sheets. The interests that we hold are included in the table below:

	June 30, 2004	December 31, 2003
	(In Thousands)
Undivided Interest — Retained, net	$77,436	$71,213
Undivided Interest — Third-party conduit, net	10,680	9,186

SPE receivables, net	$88,116	$80,399

The outstanding balance of SPE receivables is net of $80.0 million at June 30, 2004 and December 31, 2003 in undivided ownership interests sold by the SPE to the third-party conduit.

The following table provides gross proceeds and repayments between the SPE and the third-party conduit. These amounts are provided for cash flow purposes and may not be reflective of accrual accounting. These items are recorded on the consolidated statements of cash flows in the “Accounts receivable, net” line of cash flows from operating activities.

	Six Months Ended June 30,
	2004	2003
	(In Thousands)
Proceeds from the sale of an undivided interest from the third-party conduit	$—	$—
Repayments to the conduit for net collection of its receivable	—	(10,000)

SPE proceeds and repayments, net	$—	$(10,000)

5. INCOME TAXES

We recorded income tax expense of approximately $11.1 million for the three months ended June 30, 2004 as compared to $5.8 million for the same period of 2003. We recorded income tax expense of approximately $12.0 million for the six months ended June 30, 2004 as compared to expense of approximately $10.9 million for the same period of 2003. Under the effective tax rate method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.

6. COMMITMENTS AND CONTINGENCIES — EPA NEW SOURCE REVIEW

The United States Environmental Protection Agency (EPA) is conducting investigations nationwide to determine whether modifications at coal-fired power plants are subject to New Source Review requirements or New Source Performance Standards under Section 114(a) of the Clean Air Act (Section 114). These investigations focus on whether projects at coal-fired plants were routine maintenance or whether the projects were substantial modifications that could have reasonably been expected to result in a significant net increase in emissions. The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to remove emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in emissions.

The EPA has requested information from Westar Energy under Section 114 regarding projects and maintenance activities that have been conducted since 1980 at the three coal-fired plants it operates. On January 22, 2004, the EPA notified Westar Energy that certain projects completed at Jeffrey Energy Center violated pre-construction permitting requirements of the Clean Air Act.

Westar Energy is in discussions with the EPA concerning this matter in an attempt to reach a settlement agreement. We expect that any settlement with the EPA could require Westar Energy and us to update or install emissions controls at Jeffrey Energy Center over an agreed upon number of years. Additionally, Westar Energy might be required to update or install emissions controls at its other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. The EPA may refer the matter to the United States Department of Justice for it to consider whether to pursue an enforcement action. We believe that costs related to updating or installing emissions controls would qualify for recovery through rates. If Westar Energy is assessed a penalty as a result of the EPA’s allegation, the penalty could be material and may not be recovered in rates. We anticipate that a portion of any of these potential costs would be allocated to us.

7. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations. See also Note 6 for a discussion of alleged violations of the Clean Air Act.

8. RELATED PARTY TRANSACTIONS

Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. An intercompany account is used to record receipts and disbursements between Westar Energy and us and between WR Receivables Corporation and us. The net amount payable to affiliates was approximately $83.7 million at June 30, 2004 and approximately $81.4 million at December 31, 2003 as reflected on our consolidated balance sheets.

Westar Energy provides all employees we use. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers and/or other appropriate factors. We believe such allocation procedures are reasonable.

We declared and paid dividends to Westar Energy for the three months ended June 30, 2003 of $25.0 million. No dividends were paid during the three months ended June 30, 2004. We declared and paid dividends to Westar Energy for the six months ended June 30, 2004 of $25.0 million and for the six months ended June 30, 2003, we paid dividends of $50.0 million.

9. REFINANCING AND REDEMPTION OF DEBT

Long-term Debt

We refinanced a portion of our debt as follows:

Long-term Debt Refinancing:	Balance as of December 31, 2003	Securities Redeemed	Securities Issued	Balance as of June 30, 2004
	(In Thousands)
Pollution control bond series:
7.00% due 2031 (a)	$327,500	$(327,500)	$—	$—
5.30% due 2031 (b)	—	—	108,600	108,600
2.65% due 2031 and putable 2006 (b)	—	—	100,000	100,000
5.30% due 2031 (b)	—	—	18,900	18,900
Variable due 2031 (b)	—	—	100,000	100,000

Total	$327,500	$(327,500)	$327,500	$327,500

(a)	Redeemed on June 10, 2004
(b)	Issued on June 10, 2004

Short-term Debt

On March 12, 2004, Westar Energy entered into a new revolving credit facility. The new revolving credit facility replaced a $150.0 million revolving credit facility Westar Energy entered into in 2002. The new credit facility matures on March 12, 2007 and will be used as a source of short-term liquidity. It allows Westar Energy borrowings up to an aggregate limit of $300.0 million, including letters of credit up to a maximum aggregate amount of $50 million. At June 30, 2004, Westar Energy had no outstanding borrowings and $4.7 million of letters of credit outstanding under the revolving credit facility. Prior to the closing of the new facility, Westar Energy repaid, with cash on hand, $1.0 million outstanding under the prior credit facility. All borrowings under the revolving credit facility are secured by our first mortgage bonds.

10. INTERIM PENSION DISCLOSURE

The following table summarizes the net periodic costs for our 47% interest of the WCNOC pension and post-retirement plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2004	2003	2004	2003
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$643	$621	$58	$56
Interest cost	824	714	88	74
Expected return on plan assets	(695)	(601)	—	—
Amortization of:
Transition obligation, net	14	14	15	15
Prior service costs	8	8	—	—
Loss	201	147	35	25

Net periodic cost	$995	$903	$196	$170

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2004	2003	2004	2003
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$1,263	$1,269	$120	$109
Interest cost	1,619	1,459	175	145
Expected return on plan assets	(1,365)	(1,228)	—	—
Amortization of:
Transition obligation, net	28	29	30	29
Prior service costs	15	16	—	—
Loss	396	300	71	49

Net periodic cost	$1,956	$1,845	$396	$332

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are a regulated electric utility in Kansas and a wholly owned subsidiary of Westar Energy. We provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We produce, transmit and sell electricity at retail in Kansas under the regulation of the KCC and at wholesale in a multi-state region in the central United States and under the regulation of the Federal Energy Regulatory Commission (FERC).

Our goals are to improve our business by improving customer service, continuing to expand our wholesale sales, improving credit quality and improving our relationships with regulators, employees and other interested parties.

Key factors affecting our business in any given period include the weather, the economic well-being of our service territory, performance of our physical plant, conditions in the markets for fuel and wholesale electricity, impacts of regulation and the effects of public policy initiatives.

As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial conditions and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2003 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or susceptibility of matters subject to change.

Since December 31, 2003, we have not experienced any significant changes in our critical accounting estimates. For additional information on our critical accounting estimates, see our 2003 Form 10-K.

OPERATING RESULTS

We evaluate operating results based on income from operations. We have various classifications of sales, defined as follows:

Retail: Sales of energy made to customers for ultimate consumption, as defined in our retail tariffs. Retail sales include our residential, commercial and industrial customers.

Other retail: Includes public street and highway lighting net of revenues reserved for rebates to be paid to customers in 2005 and 2006.

Tariff-based wholesale: Includes the sales of electricity to electric cooperatives, municipalities and other electric utilities, the rate for which is generally based on cost as prescribed by FERC tariffs and changes in valuations of contracts that have yet to settle.

Market-based wholesale: Includes sales of electricity to other wholesale customers, the rate for which is based on prevailing market rates as allowed by our FERC approved market-based tariff and changes in valuations that have yet to settle.

Energy marketing: Includes (1) market-based energy transactions unrelated to our generation or the needs of our regulated customers; (2) financially settled products and physical transactions sourced outside our control area; and (3) changes in valuations for contracts that have yet to settle that may not be recorded either in cost of fuel or tariff- or market-based wholesale revenues.

Network integration: Reflects a regional transmission organization network transmission tariff with the Southwest Power Pool (SPP) as described in more detail in our 2003 Form 10-K.

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003: Below we discuss our operating results for the three months ended June 30, 2004 as compared to the results for the three months ended June 30, 2003. Changes in results of operations are as follows:

	Three Months Ended June 30,
	2004	2003	Change	% Change
	(In Thousands)
SALES:
Residential	$49,951	$47,231	$2,720	5.8
Commercial	44,854	42,537	2,317	5.4
Industrial	39,349	38,787	562	1.4
Other retail	231	1,220	(989)	(81.1)

Total Retail Sales	134,385	129,775	4,610	3.6
Tariff-based wholesale	5,043	4,312	731	17.0
Market-based wholesale	28,760	23,945	4,815	20.1
Energy marketing	(288)	1,832	(2,120)	(115.7)
Network integration (a)	7,732	7,413	319	4.3
Other	4,703	4,888	(185)	(3.8)

Total Sales	180,335	172,165	8,170	4.7

OPERATING EXPENSES:
Fuel used for generation (b)	33,051	35,982	(2,931)	(8.1)
Purchased power (c)	6,684	5,209	1,475	28.3
Operating and maintenance	58,402	56,260	2,142	3.8
Depreciation and amortization	22,894	22,989	(95)	(0.4)
Selling, general and administrative	16,334	16,737	(403)	(2.4)

Total Operating Expenses	137,365	137,177	188	0.1

INCOME FROM OPERATIONS	$42,970	$34,988	$7,982	22.8

(a)	Network integration corresponding expense: For the three months ended June 30, 2004, our transmission costs were approximately $8.4 million. This amount, less approximately $0.6 million that was retained by the SPP as administration cost, was returned to us as revenues. For the three months ended June 30, 2003, our transmission costs were approximately $8.0 million with an administration cost of approximately $0.6 million retained by the SPP.
(b)	Fuel used for generation: Includes cost of fuel burned, changes in fair value of fuel contracts and allocated net dispatch costs, which are net changes or benefits related to energy transactions allocated to us by our parent.
(c)	Purchased power: Includes cost of purchased power and changes in fair value of purchased power contracts.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing or network integration. Energy marketing activities are unrelated to the electricity we generate.

	Three Months Ended June 30,
	2004	2003	Change	% Change
	(Thousands of MWh)
Residential	648	604	44	7.3
Commercial	716	672	44	6.5
Industrial	896	869	27	3.1
Other retail	11	11	—	—

Total Retail	2,271	2,156	115	5.3
Tariff-based wholesale	104	96	8	8.3
Market-based wholesale	855	786	69	8.8
Other	12	39	(27)	(69.2)

Total	3,242	3,077	165	5.4

Residential and commercial sales and sales volumes increased due to warmer weather in May 2004 as compared to May 2003. Total retail sales increased correspondingly but were partially offset by the accrual during the three months ended June 30, 2004 of rebates totaling $1.0 million. The rebates are to be paid to customers in 2005 and 2006 pursuant to the July 25, 2003 KCC order.

Market-based wholesale sales and sales volumes increased due primarily to favorable market opportunities. Energy marketing sales decreased in the three months ended June 30, 2004 as compared to the same period of 2003 due to favorable changes in 2003 as compared to 2004 in the values of positions receiving mark-to-market accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149 (collectively, SFAS No. 133).

Two components comprise our fuel cost: actual fuel burned at the generating units we own and allocated net dispatch costs, which are costs allocated to us by Westar Energy. The expense for actual fuel burned at our generating units increased $2.0 million. Increases in the unit cost of fuel caused 69% of the increase in fuel expense due primarily to an increase in the average price of oil. Increases in the quantity of fuel we used account for the remainder of the increase in fuel expense. This was due primarily to an increase in the amount of coal we used in one of our base load coal units reflecting the timing of scheduled maintenance activities between the two periods. The decline in the allocated net dispatch costs more than offset the increase in the cost of fuel and caused the net decrease for fuel used for generation reported in the table above.

Purchased power expense increased due to higher average market prices during the three months ended June 30, 2004. The average market price increased approximately 32% compared to the 2003 period while the actual volume of purchases decreased slightly.

Operating and maintenance expenses increased primarily as a result of the timing of maintenance outages at various generating units and increased customer service expense associated with maintenance of our distribution system. While generating units typically have planned maintenance outages, the timing of outages varies from year to year. This can cause maintenance expense to vary during a three month period as compared to the same period in the prior year. During the three months ended June 30, 2004, increased maintenance of our generating units accounted for 65% of the increase in operating and maintenance expenses. The increase in customer service expenses accounted for 30% of the increase in total operating and maintenance expenses. Customer service expenses increased due primarily to increased staffing levels and higher costs associated with the termination of portions of the ONEOK shared services agreement as discussed in Note 18, “Related Party Transactions – Termination of Shared Services Agreement” in our 2003 Form 10-K.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003: Below we discuss our operating results for the six months ended June 30, 2004 as compared to the results for the six months ended June 30, 2003. Changes in results of operations are as follows:

	Six Months Ended June 30,
	2004	2003	Change	% Change
	(In Thousands)
SALES:
Residential	$97,484	$94,128	$3,356	3.6
Commercial	82,166	79,058	3,108	3.9
Industrial	76,286	75,109	1,177	1.6
Other retail	481	2,433	(1,952)	(80.2)

Total Retail Sales	256,417	250,728	5,689	2.3
Tariff-based wholesale	9,842	9,096	746	8.2
Market-based wholesale	50,673	58,269	(7,596)	(13.0)
Energy marketing	684	2,107	(1,423)	(67.5)
Network integration (a)	15,519	14,868	651	4.4
Other	9,291	9,767	(476)	(4.9)

Total Sales	342,426	344,835	(2,409)	(0.7)

OPERATING EXPENSES:
Fuel used for generation (b)	78,361	75,201	3,160	4.2
Purchased power (c)	16,415	8,915	7,500	84.1
Operating and maintenance	113,366	111,695	1,671	1.5
Depreciation and amortization	45,647	45,335	312	0.7
Selling, general and administrative	34,077	32,337	1,740	5.4

Total Operating Expenses	287,866	273,483	14,383	5.3

INCOME FROM OPERATIONS	$54,560	$71,352	$(16,792)	(23.5)

(a)	Network integration corresponding expense: For the six months ended June 30, 2004, our transmission costs were approximately $16.7 million. This amount, less approximately $1.2 million that was retained by the SPP as administration cost, was returned to us as revenues. For the six months ended June 30, 2003, our transmission costs were approximately $16.1 million with an administration cost of approximately $1.3 million retained by the SPP.

(b)	Fuel used for generation: Includes cost of fuel burned, changes in fair value of fuel contracts and allocated net dispatch costs, which are net changes or benefits related to energy transactions allocated to us by our parent.

(c)	Purchased power: Includes cost of purchased power and changes in fair value of purchased power contracts.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing or network integration. Energy marketing activities are unrelated to the electricity we generate.

	Six Months Ended June 30,
	2004	2003	Change	% Change
	(Thousands of MWh)
Residential	1,298	1,249	49	3.9
Commercial	1,316	1,258	58	4.6
Industrial	1,741	1,695	46	2.7
Other retail	22	22	—	—

Total Retail	4,377	4,224	153	3.6
Tariff-based wholesale	204	208	(4)	(1.9)
Market-based wholesale	1,575	1,713	(138)	(8.1)
Other	26	98	(72)	(73.5)

Total	6,182	6,243	(61)	(1.0)

Residential and commercial sales and sales volumes increased due to warmer weather in May 2004 as compared to May 2003. Total retail sales increased correspondingly but were partially offset by the accrual during the six months ended June 30, 2004 of rebates totaling $2.0 million that are to be paid to customers in 2005 and 2006 pursuant to the July 25, 2003 KCC order.

Market-based wholesale sales decreased due primarily to less favorable market opportunities. Energy marketing sales decreased in the six months ended June 30, 2004 as compared to the same period of 2003 due to favorable changes in 2003 in the values of positions receiving mark-to-market accounting treatment in accordance with SFAS No. 133.

The expense for actual fuel burned at our generating units increased $10.5 million. Increases in the unit cost of fuel caused 65% of the increase in fuel expense due primarily to an increase in the average price of oil. Increases in the quantity of fuel we used account for the remaining 35% of the increase in fuel expense. This was due primarily to an increase in the amount of coal we used at one of our base load coal units and because we used more oil during the 2004 period than we did during the 2003. We experienced unplanned outages or reduced operating capability at various times throughout the six months ended June 30, 2004 at Jeffrey Energy Center. The average availability factor for Jeffrey Energy Center was 82% during the six months ended June 30, 2004 compared to 91% during the six months ended June 30, 2003. This decreased the coal use at Jeffrey Energy Center and consequently reduced the cost of coal used. However, we consumed more coal and oil at other generating facilities to compensate for the loss of energy from Jeffrey Energy Center. While the average cost of coal remained relatively constant from period to period, the average cost of oil was substantially higher. The decline in the allocated net dispatch costs partially offset the increase in the cost of fuel.

Purchased power expense increased due primarily to a 91% increase in volumes purchased during the six months ended June 30, 2004 as compared to the same period of 2003. We purchased more power from other sources when it was more economical to purchase power than to operate our generating units. We also purchased more power during the first quarter of 2004 due to the unplanned outages at Jeffrey Energy Center. Market prices were approximately 23% higher in the six months ended June 30, 2004 than in the same period of 2003.

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

Capital Resources

On March 12, 2004, Westar Energy entered into a new revolving credit facility. The new revolving credit facility replaced a $150.0 million revolving credit facility Westar Energy entered into in 2002. The new credit facility matures on March 12, 2007 and will be used as a source of short-term liquidity. It allows Westar Energy borrowings up to an aggregate limit of $300.0 million, including letters of credit up to a maximum aggregate amount of $50 million. At June 30, 2004, Westar Energy had no outstanding borrowings and $4.7 million of letters of credit outstanding under the revolving credit facility. Prior to the closing of the new facility, Westar Energy repaid, with cash on hand, $1.0 million outstanding under the prior credit facility. All borrowings under the revolving credit facility are secured by our first mortgage bonds. As of August 3, 2004, Westar Energy had $19.0 million of borrowings outstanding under the credit facility.

Refinancing of Long-term Debt

We refinanced a portion of our debt as follows:

Long-term Debt Refinancing:	Balance as of December 31, 2003	Securities Redeemed	Securities Issued	Balance as of June 30, 2004
	(In Thousands)
Pollution control bond series:
7.00% due 2031 (a)	$327,500	$(327,500)	$—	$—
5.30% due 2031 (b)	—	—	108,600	108,600
2.65% due 2031 and putable 2006 (b)	—	—	100,000	100,000
5.30% due 2031 (b)	—	—	18,900	18,900
Variable rate due 2031 (b)	—	—	100,000	100,000

Total	$327,500	$(327,500)	$327,500	$327,500

(a)	Redeemed on June 10, 2004
(b)	Issued on June 10, 2004

Credit Ratings

On July 22, 2004, Standard & Poor’s Ratings Group improved its ratings on our first mortgage bonds to BBB from BB+. On April 14, 2004, Moody’s Investors Service (Moody’s) affirmed its ratings for Westar Energy’s and our first mortgage bonds and unsecured debt and changed its outlook of our credit ratings to positive from negative. Moody’s also raised the speculative liquidity rating it assigned to Westar Energy to SGL-2 from SGL-3, reflecting its view that Westar Energy has “good” liquidity. Since March 1, 2004, Fitch Investors Service has not changed its ratings for Westar Energy’s or our first mortgage bonds or Westar Energy’s unsecured debt. For additional information on our credit ratings, see our 2003 Form 10-K, “Liquidity and Capital Resources — Credit Ratings.”

OFF-BALANCE SHEET ARRANGEMENTS — ACCOUNTS RECEIVABLE SALES PROGRAM

On July 28, 2000, Westar Energy and we entered into an agreement with WR Receivables Corporation, a wholly owned, bankruptcy-remote SPE, to sell Westar Energy’s and our accounts receivable arising from the sale of electricity to the SPE. These transfers are accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The SPE may sell up to $125 million of an undivided interest in our combined accounts receivable to a third-party conduit under various terms and conditions. The percentage ownership interest in receivables held by the third-party conduit will increase or decrease over time, depending on the characteristics of the SPE’s receivables, including delinquency rates and debtor concentrations. The agreement with the third-party conduit is renewable annually upon agreement by all parties. On July 21, 2004, the agreement was extended through July 19, 2005 on substantially similar terms.

The SPE receivable from WR Receivables Corporation represents our retained interests in the transferred receivables and is recorded at book value, net of allowances for bad debts. This approximates fair value due to the short-term nature of the receivable. The SPE receivable is included in accounts receivable, net, on our consolidated balance sheets. The interests that we hold are included in the table below:

	June 30, 2004	December 31, 2003
	(In Thousands)
Undivided Interest — Retained, net	$77,436	$71,213
Undivided Interest — Third-party conduit, net	10,680	9,186

SPE receivables, net	$88,116	$80,399

The outstanding balance of SPE receivables is net of $80.0 million at June 30, 2004 and December 31, 2003 in undivided ownership interests sold by the SPE to the third-party conduit.

The following table provides gross proceeds and repayments between the SPE and the third-party conduit. These amounts are provided for cash flow purposes and may not be reflective of accrual accounting. These items are recorded on the consolidated statements of cash flows in the “Accounts receivable, net” line of cash flows from operating activities.

	Six Months Ended June 30,
	2004	2003
	(In Thousands)
Proceeds from the sale of an undivided interest from the third-party conduit	$—	$—
Repayments to the conduit for net collection of its receivable	—	(10,000)

SPE proceeds and repayments, net	$—	$(10,000)

CONTRACTUAL CASH OBLIGATIONS

Since December 31, 2003, we have not experienced any material changes in our contractual obligations. For additional information regarding our contractual obligations, see our 2003 Form 10-K.

OTHER INFORMATION

City of Wichita Franchise

On February 10, 2004, the Wichita City Council approved a 10-year renewal of the franchise agreement pursuant to which we provide retail electric service within the city of Wichita. The new 10-year franchise agreement is on terms that we believe to be reasonably similar to those previously in effect.

Southwest Power Pool

Since we provide electric service together with the electric utility operations of Westar Energy, using the name “Westar Energy,” we are a member of the SPP through Westar Energy’s membership and do not have a separate KGE membership. On February 10, 2004, the FERC granted SPP’s application seeking regional transmission organization (RTO) status subject to the SPP fulfilling certain specified requirements. On March 16, 2004, the SPP board of directors approved going forward with meeting the conditions listed in the order. One condition in the order requires approval from the SPP membership of modification to the SPP bylaws that would allow it to switch from a membership board of directors to an independent board of directors. This change has been approved by the SPP membership and the SPP has moved to an independent board of directors. The SPP made a compliance filing with the FERC on May 3, 2004. This filing outlines how the SPP has met the conditions listed in the FERC order and requested the FERC grant RTO status to the SPP. On July 2, 2004, the FERC replied to the SPP requesting additional actions needed to grant RTO status. The SPP has 30 days to reply or request an extension.

Fair Value of Energy Marketing Contracts

The tables below show the fair value of energy marketing contracts that were outstanding at June 30, 2004, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$2,014
Less contracts realized or otherwise settled during the period	2,471
Plus fair value of new contracts entered into during the period	(674)

Fair value of contracts outstanding at the end of the period	$(1,131)

The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years
	(In Thousands)
Prices actively quoted (futures)	$(512)	$(512)	$—	$—
Prices provided by other external sources (swaps and forwards)	(743)	(510)	(233)	—
Prices based on the Black Option Pricing model (options and other) (a)	124	124	—	—

Total fair value of contracts outstanding	$(1,131)	$(898)	$(233)	$—

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including market changes, changes in commodity prices and interest rates. Since December 31, 2003, our variable rate debt increased $100.0 million. A 100 basis point change in each of our variable rate debt series’ benchmark rate, used to set the rate for such series, would impact net income on an annualized basis by approximately $1.5 million. This represents an increase in our exposure to interest rate risk on an annualized basis by approximately $1.0 million, from $0.5 million at December 31, 2003.

For additional information on our market risk, see our 2003 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

We are a wholly owned subsidiary of Westar Energy and all evaluations of our controls and procedures were conducted in conjunction with those undertaken by Westar Energy. Under the supervision and with the participation of Westar Energy’s management, and including our president and our principal financial and accounting officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company is communicated to our president and our principal financial and accounting officer. Based on that evaluation, our president and our principal financial and accounting officer concluded that, as of June 30, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

KANSAS GAS AND ELECTRIC COMPANY

PART II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our consolidated financial position or results of operations. See also Note 6 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies — EPA New Source Review.” The Notes to Consolidated Financial Statements are incorporated herein by reference.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2004

31	(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2004

32		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2004 (furnished and not to be considered filed as part of the Form 10-Q)

(b)	Reports on Form 8-K filed during the three months ended June 30, 2004: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date:	August 4, 2004	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Vice President and Treasurer