Form 10-Q
period 2004-09-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2004-11-08
CIK 54496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	1,000 Shares
(Class)	(Outstanding at November 4, 2004)

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

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,366	$6,321
Accounts receivable, net	105,324	80,771
Inventories and supplies	59,515	66,930
Energy marketing contracts	1,942	8,688
Deferred tax assets	4,885	1,064
Prepaid expenses	33,434	24,657
Other	1,727	1,457

Total Current Assets	211,193	189,888

PROPERTY, PLANT AND EQUIPMENT, NET	2,338,640	2,362,371

OTHER ASSETS:
Regulatory assets	328,824	316,670
Nuclear decommissioning trust	84,123	80,075
Other	41,351	31,225

Total Other Assets	454,298	427,970

TOTAL ASSETS	$3,004,131	$2,980,229

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$65,000	$—
Accounts payable	42,236	42,231
Payable to affiliates	62,978	81,380
Accrued interest	6,940	8,246
Accrued taxes	43,953	28,059
LaCygne 2 lease	27,632	32,543
Energy marketing contracts	3,807	6,799
Other	15,458	10,578

Total Current Liabilities	268,004	209,836

LONG-TERM LIABILITIES:
Long-term debt, net	487,416	549,604
Deferred income taxes and investment tax credits	733,658	731,736
Deferred gain from sale-leaseback	141,938	150,810
Asset retirement obligation	85,512	80,695
Nuclear decommissioning	84,123	80,075
Other	104,085	91,895

Total Long-Term Liabilities	1,636,732	1,684,815

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER’S EQUITY:
Common stock, no par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Retained earnings	33,761	19,944

Total Shareholder’s Equity	1,099,395	1,085,578

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$3,004,131	$2,980,229

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
SALES	$202,209	$207,261

OPERATING EXPENSES:
Fuel and purchased power	52,726	51,498
Operating and maintenance	57,097	56,007
Depreciation and amortization	23,009	22,601
Selling, general and administrative	18,932	19,086

Total Operating Expenses	151,764	149,192

INCOME FROM OPERATIONS	50,445	58,069

OTHER INCOME (EXPENSE):
Other income	7,113	5,744
Other expense	(4,404)	(5,077)

Total Other Income	2,709	667

Interest expense	6,921	19,362

INCOME BEFORE INCOME TAXES	46,233	39,374

Income tax expense	12,285	10,451

NET INCOME	33,948	28,923

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized holding loss on cash flow hedges arising during the period	—	(1,261)
Adjustment for gain included in net income	—	(4,255)
Income tax benefit related to items of other comprehensive income	—	2,194

Total other comprehensive loss, net of tax	—	(3,322)

COMPREHENSIVE INCOME	$33,948	$25,601

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
SALES	$544,634	$552,096

OPERATING EXPENSES:
Fuel and purchased power	147,502	135,615
Operating and maintenance	170,463	167,702
Depreciation and amortization	68,656	67,935
Selling, general and administrative	53,008	51,423

Total Operating Expenses	439,629	422,675

INCOME FROM OPERATIONS	105,005	129,421

OTHER INCOME (EXPENSE):
Other income	19,274	8,058
Other expense	(11,296)	(11,320)

Total Other Income (Expense)	7,978	(3,262)

Interest expense	24,846	42,842

INCOME BEFORE INCOME TAXES	88,137	83,317

Income tax expense	24,320	21,386

NET INCOME	63,817	61,931

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized holding gain on cash flow hedges arising during the period	—	3,512
Adjustment for gain included in net income	—	(5,021)
Income tax benefit related to items of other comprehensive income	—	600

Total other comprehensive loss, net of tax	—	(909)

COMPREHENSIVE INCOME	$63,817	$61,022

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$63,817	$61,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,656	67,935
Amortization of nuclear fuel	10,631	10,616
Amortization of deferred gain from sale-leaseback	(8,871)	(8,871)
Amortization of prepaid corporate-owned life insurance	9,770	9,467
Net deferred taxes	1,272	450
Net changes in energy marketing assets and liabilities	3,924	(1,727)
Changes in working capital items:
Accounts receivable, net	(24,553)	(33,167)
Inventories and supplies	7,415	1,025
Prepaid expenses and other	(43,138)	(47,352)
Accounts payable	(286)	5,795
Payable to affiliates	(18,402)	4,607
Accrued and other current liabilities	10,691	15,196
Changes in other, assets	(887)	1,193
Changes in other, liabilities	(316)	11,573

Cash flows from operating activities	79,723	98,671

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(60,015)	(64,698)
Investment in corporate-owned life insurance	(19,658)	(19,599)

Cash flows used in investing activities	(79,673)	(84,297)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds of long-term debt	321,540	—
Retirements of long-term debt	(329,138)	(5)
Funds in trust for debt repayments	—	5,130
Net borrowings against cash surrender value of corporate-owned life insurance	55,593	57,299
Dividends to parent company	(50,000)	(75,000)

Cash flows used in financing activities	(2,005)	(12,576)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,955)	1,798

CASH AND CASH EQUIVALENTS:
Beginning of period	6,321	6,150

End of period	$4,366	$7,948

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest, net of amount capitalized	$24,634	$27,833

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, valuation of our energy marketing portfolio, intangible assets, income taxes, our portion of WCNOC’s pension and other post-retirement benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

We have reclassified certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements.

Our previously filed consolidated statement of cash flows for the nine months ended September 30, 2003 presented cash flow activity related to our corporate-owned life insurance (COLI) policies net in the Operating

Activities section of our consolidated statement of cash flows. For the nine months ended September 30, 2004, our consolidated statement of cash flows reports cash outflows associated with the portion of the premium payment that increases the cash surrender value of the COLI policies as an investing activity and the cash received from borrowings against the COLI policies as a financing activity. Accordingly, on our statement of cash flows for the nine months ended September 30, 2003, we have decreased cash flows from operating activities by $37.7 million, increased cash flows used in investing activities by $19.6 million as it relates to cash outflows associated with the portion of the premium payment that increases the cash surrender value of the COLI policies, and decreased cash flows used in financing activities by $57.3 million as it relates to the cash received from borrowings against the COLI policies.

3. RATE MATTERS AND REGULATION — CURRENT STATUS OF THE DEBT REDUCTION PLAN

In August 2003, we began ratably recording a regulatory liability for rebates that will be paid to customers in 2005 and 2006. Accordingly, as of September 30, 2004, we have recorded a regulatory liability of $4.6 million for these rebates, which is included in current liabilities on our consolidated balance sheet.

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

The net SPE receivables represent our retained interests in the transferred receivables and is recorded at book value, net of allowances for bad debts. This approximates fair value due to the short-term nature of the receivable. The SPE receivable is included in accounts receivable, net, on our consolidated balance sheets. The interests that we hold are included in the table below:

	September 30, 2004	December 31, 2003
	(In Thousands)
Undivided Interest — Retained, net	$96,022	$71,213
Undivided Interest — Third-party conduit, net	9,029	9,186

SPE receivables, net	$105,051	$80,399

The outstanding balance of SPE receivables is net of $90.0 million at September 30, 2004 and $80.0 million at December 31, 2003 in undivided ownership interests sold by the SPE to the third-party conduit.

The following table provides gross proceeds and repayments between the SPE and the third-party conduit. These amounts are provided for cash flow purposes and may not be reflective of accrual accounting. These items are recorded on the consolidated statements of cash flows in the accounts receivable, net, line of cash flows from operating activities.

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)
Proceeds from the sale of an undivided interest from the third-party conduit	$40,000	$—
Repayments to the conduit for net collection of its receivable	(30,000)	(10,000)

SPE proceeds and repayments, net	$10,000	$(10,000)

5. INCOME TAXES

We recorded income tax expense of approximately $12.3 million for the three months ended September 30, 2004 as compared to $10.5 million for the same period of 2003. We recorded income tax expense of approximately $24.3 million for the nine months ended September 30, 2004 as compared to $21.4 million for the same period of 2003. Under the effective tax rate method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.

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

Westar Energy is in discussions with the EPA concerning this matter in an attempt to reach a settlement. Westar Energy expects that any settlement with the EPA could require Westar Energy and us to update or install emissions controls at Jeffrey Energy Center over an agreed upon number of years. Additionally, Westar Energy might be required to update or install emissions controls at its other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. The EPA may refer the matter to the United States Department of Justice for it to consider whether to pursue an enforcement action. We believe that costs related to updating or installing emissions controls would qualify for recovery through rates. It is possible that Westar Energy may be assessed a penalty as a result of the EPA’s allegation. The penalty could be material and may not be recovered in rates. We anticipate that a portion of any of these potential costs would be allocated to us.

7. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations. See also Note 6 for discussion of alleged violations of the Clean Air Act.

8. LONG-TERM DEBT

During the nine months ended September 30, 2004, we refinanced a portion of our debt as follows:

Long-term Debt Refinancing:	Balance as of December 31, 2003	Securities Redeemed	Securities Issued	Balance as of September 30, 2004
	(In Thousands)
Pollution control bond series:
7.00% due 2031	$327,500	$(327,500)	$—	$—
5.30% due 2031	—	—	108,600	108,600
2.65% due 2031 and putable 2006	—	—	100,000	100,000
5.30% due 2031	—	—	18,900	18,900
Variable rate due 2031	—	—	100,000	100,000

	$327,500	$(327,500)	$327,500	$327,500

9. SHORT-TERM DEBT

On March 12, 2004, Westar Energy entered into a new revolving credit facility. The credit facility matures on March 12, 2007 and will be used as a source of short-term liquidity. It allows Westar Energy borrowings up to an aggregate limit of $300.0 million, including letters of credit up to a maximum aggregate amount of $50.0 million. At September 30, 2004, Westar Energy had no outstanding borrowings and $10.7 million of letters of credit outstanding under the revolving credit facility. All borrowings under the revolving credit facility are secured by our first mortgage bonds.

10. RELATED PARTY TRANSACTIONS

Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. An intercompany account is used to record receipts and disbursements between Westar Energy and us and between WR Receivables Corporation and us. The net amount payable to affiliates was approximately $63.0 million at September 30, 2004 and approximately $81.4 million at December 31, 2003 as reflected on our consolidated balance sheets.

Westar Energy provides all employees we use. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers and/or other appropriate factors. We believe such allocation procedures are reasonable.

We declared and paid dividends of $25.0 million to Westar Energy for the three months ended September 30, 2004 and 2003. We declared and paid dividends to Westar Energy for the nine months ended September 30, 2004 of $50.0 million and for the nine months ended September 30, 2003, we paid dividends of $75.0 million.

As we reported in our 2003 Form 10-K, Westar Energy maintained shared services agreements with ONEOK, Inc. (ONEOK) pursuant to which Westar Energy and ONEOK provided customer service functions to each other, including meter reading, customer billing and call center operations. ONEOK notified Westar Energy of its decision to terminate portions of this shared services agreement. Major items that were terminated in September 2004 included electric service orders, call center functions, bill processing and remittance processing. In addition to joint meter reading, Westar Energy and ONEOK plan to continue to share some facilities and a mobile communications system.

11. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our 47% interest of the WCNOC pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2004	2003	2004	2003
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$643	$636	$59	$54
Interest cost	824	732	89	72
Expected return on plan assets	(695)	(616)	—	—
Amortization of:
Transition obligation, net	14	14	15	14
Prior service costs	8	8	—	—
Loss	201	151	35	25

Net periodic cost	$995	$925	$198	$165

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2004	2003	2004	2003
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$1,906	$1,905	$179	$163
Interest cost	2,443	2,191	264	217
Expected return on plan assets	(2,060)	(1,844)	—	—
Amortization of:
Transition obligation, net	42	43	45	43
Prior service costs	23	24	—	—
Loss	597	451	106	74

Net periodic cost	$2,951	$2,770	$594	$497

In December 2003, the United States Congress passed and the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). The Medicare Act introduced a prescription drug benefit under Medicare as well as a federal subsidy beginning in 2006. This subsidy will be paid to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. WCNOC believes its retiree health care benefits plan is at least actuarially equivalent to Medicare and is eligible for the federal subsidy. We elected to defer the recognition of the effects of the Medicare Act on our consolidated financial statements until final authoritative guidance on the subsidy was issued by the Financial Accounting Standards Board (FASB). The final guidance under FASB Staff Position (FSP) Financing Accounting Standards (FAS) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” was issued on May 19, 2004. We adopted the guidance in the third quarter of 2004. The impact of FSP No. 106-2 is not material.

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

Our goals are to improve our business by improving customer service, continuing to expand our wholesale sales, improving our credit quality, and improving our relationships with regulators, and other interested parties.

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

OPERATING RESULTS

We evaluate operating results based on income from operations. We have various classifications of sales, defined as follows:

Retail: Sales of energy made to residential, commercial and industrial customers.

Other retail: Sales of energy for lighting public streets and highways, net of revenues reserved for rebates.

Tariff-based wholesale: Includes the sales of electricity to electric cooperatives, municipalities and other electric utilities, the rate for which is generally based on cost as prescribed by FERC tariffs, and changes in valuations of contracts that have yet to settle.

Market-based wholesale: Includes sales of electricity to other wholesale customers, the rate for which is based on prevailing market rates as allowed by our FERC approved market-based tariff, and changes in valuations of contracts that have yet to settle.

Energy marketing: Includes (1) financially settled products and physical transactions sourced outside our control area; and (2) changes in valuations for contracts that have yet to settle that may not be recorded either in cost of fuel or tariff- or market-based wholesale revenues.

Network integration: Reflects a network transmission tariff with the Southwest Power Pool (SPP) as described in more detail in our 2003 Form 10-K.

Other: Includes miscellaneous revenues.

Regulated electric utility sales are significantly impacted by, among other factors, rate regulation, customer conservation efforts, wholesale demand, the overall economy of our service area, the weather and competitive forces. Our wholesale sales are impacted by, among other factors, demand, cost of fuel and purchased power, price volatility and available generation capacity.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003: Below we discuss our operating results for the three months ended September 30, 2004 as compared to the results for the three months ended September 30, 2003. Changes in results of operations are as follows:

	Three Months Ended September 30,
	2004	2003	Change	% Change
	(In Thousands)
SALES:
Residential	$76,264	$83,583	$(7,319)	(8.8)
Commercial	52,428	50,957	1,471	2.9
Industrial	40,504	40,937	(433)	(1.1)
Other retail	238	566	(328)	(58.0)

Total Retail Sales	169,434	176,043	(6,609)	(3.8)
Tariff-based wholesale	7,300	8,301	(1,001)	(12.1)
Market-based wholesale	15,127	9,292	5,835	62.8
Energy marketing	(2,117)	1,726	(3,843)	(222.7)
Network integration (a)	7,820	7,479	341	4.6
Other	4,645	4,420	225	5.1

Total Sales	202,209	207,261	(5,052)	(2.4)

OPERATING EXPENSES:
Fuel used for generation (b)	45,037	43,994	1,043	2.4
Purchased power	7,689	7,504	185	2.5
Operating and maintenance	57,097	56,007	1,090	1.9
Depreciation and amortization	23,009	22,601	408	1.8
Selling, general and administrative	18,932	19,086	(154)	(0.8)

Total Operating Expenses	151,764	149,192	2,572	1.7

INCOME FROM OPERATIONS	$50,445	$58,069	$(7,624)	(13.1)

(a)	Network integration expense: For the three months ended September 30, 2004, our transmission costs were approximately $8.3 million. This amount, less approximately $0.5 million that was retained by the SPP as administration cost, was returned to us as revenues. For the three months ended September 30, 2003, our transmission costs were approximately $8.5 million with an administration cost of approximately $1.0 million retained by the SPP.
(b)	Fuel used for generation: Includes cost of fuel burned, changes in fair value of fuel contracts and allocated net dispatch costs, which are net changes or benefits related to energy transactions allocated to us by our parent.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, network integration, or other. Energy marketing activities are unrelated to the electricity we generate.

	Three Months Ended September 30,
	2004	2003	Change	% Change
	(Thousands of MWh)
Residential	923	1,019	(96)	(9.4)
Commercial	806	796	10	1.3
Industrial	895	902	(7)	(0.8)
Other retail	11	11	—	—

Total Retail	2,635	2,728	(93)	(3.4)
Tariff-based wholesale	138	175	(37)	(21.1)
Market-based wholesale	452	333	119	35.7

Total	3,225	3,236	(11)	(0.3)

Our retail and tariff-based wholesale customers used less energy and our sales decreased because of cooler weather. When measured by cooling degree days, the weather during the three months ended September 30, 2004 was 20% cooler than the same period last year and 17% below normal. We measure cooling degree days at a weather station we believe to be generally reflective of conditions in our service territory.

Market-based wholesale sales increased due to increased sales volumes and an approximate 20% increase in the average price per MWh. As a result of the milder weather, at certain times during the three months ended September 30, 2004, we had additional low-cost energy production available for sale that was not needed to serve our retail and tariff-based wholesale customers. Increased sales volumes accounted for approximately $4.0 million of the increased market-based wholesale sales and higher average market prices accounted for $1.8 million of the increase. Changes in the fair value of energy marketing contracts are recognized as an increase or decrease to sales pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149 (collectively, SFAS No. 133). We had unfavorable changes in 2004 as compared to the favorable changes in 2003 in the settlement and the fair value of remaining positions receiving mark-to-market accounting treatment.

Two components comprise our fuel cost: actual fuel burned at the generating units we own and allocated net dispatch costs, which are costs allocated to us by Westar Energy. Fuel expense declined because we used approximately 2% less fuel for generation due to the lower demand caused by the cooler weather. However, an increase in the allocated net dispatch costs more than offset the decrease in the cost of fuel and caused the net increase for fuel used for generation reported in the table above.

Operating and maintenance expense increased due primarily to increased planned and unplanned generating unit maintenance during the third quarter of 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003: Below we discuss our operating results for the nine months ended September 30, 2004 as compared to the results for the nine months ended September 30, 2003. Changes in results of operations are as follows:

	Nine Months Ended September 30,
	2004	2003	Change	% Change
	(In Thousands)
SALES:
Residential	$173,748	$177,712	$(3,964)	(2.2)
Commercial	134,594	130,016	4,578	3.5
Industrial	116,790	116,046	744	0.6
Other retail	719	2,998	(2,279)	(76.0)

Total Retail Sales	425,851	426,772	(921)	(0.2)
Tariff-based wholesale	17,141	17,397	(256)	(1.5)
Market-based wholesale	65,800	67,561	(1,761)	(2.6)
Energy marketing	(1,433)	3,834	(5,267)	(137.4)
Network integration (a)	23,339	22,348	991	4.4
Other	13,936	14,184	(248)	(1.7)

Total Sales	544,634	552,096	(7,462)	(1.4)

OPERATING EXPENSES:
Fuel used for generation (b)	123,398	119,196	4,202	3.5
Purchased power	24,104	16,419	7,685	46.8
Operating and maintenance	170,463	167,702	2,761	1.6
Depreciation and amortization	68,656	67,935	721	1.1
Selling, general and administrative	53,008	51,423	1,585	3.1

Total Operating Expenses	439,629	422,675	16,954	4.0

INCOME FROM OPERATIONS	$105,005	$129,421	$(24,416)	(18.9)

(a)	Network integration expense: For the nine months ended September 30, 2004, our transmission costs were approximately $25.0 million. This amount, less approximately $1.7 million that was retained by the SPP as administration cost, was returned to us as revenues. For the nine months ended September 30, 2003, our transmission costs were approximately $24.6 million with an administration cost of approximately $2.3 million retained by the SPP.
(b)	Fuel used for generation: Includes cost of fuel burned, changes in fair value of fuel contracts and allocated net dispatch costs, which are net changes or benefits related to energy transactions allocated to us by our parent.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing or network integration. Energy marketing activities are unrelated to the electricity we generate.

	Nine Months Ended September 30,
	2004	2003	Change	% Change
	(Thousands of MWh)
Residential	2,221	2,268	(47)	(2.1)
Commercial	2,122	2,054	68	3.3
Industrial	2,636	2,597	39	1.5
Other retail	33	33	—	—

Total Retail	7,012	6,952	60	0.9
Tariff-based wholesale	342	383	(41)	(10.7)
Market-based wholesale	2,027	2,046	(19)	(0.9)

Total	9,381	9,381	—	—

Our retail and tariff-based wholesale customers used less energy and our sales decreased because of cooler weather. When measured by cooling degree days, the weather during the nine months ended September 30, 2004 was 5% cooler than the same period last year and 9% below normal. We measure cooling degree days at a weather station we believe to be generally reflective of conditions in our service territory. The accrual for rebates to be paid to customers in 2005 and 2006 pursuant to the July 25, 2003 KCC order also reduced retail sales. During the nine months ended September 30, 2004, we accrued $3.0 million as compared to $0.6 million accrued during the same period of 2003.

Market-based wholesale sales decreased due primarily to an approximate 2% decrease in the average price per MWh and decreased sales volumes. Lower average market prices accounted for approximately $1.2 million of the decreased market-based wholesale sales and decreased sales volumes accounted for $0.6 million of the decrease. Energy marketing sales decreased due to unfavorable changes in 2004 as compared to the favorable changes in 2003 in the settlement and the fair value of remaining positions receiving mark-to-market accounting treatment.

The expense for actual fuel burned at our generating units increased $11.0 million because we used approximately 3% more fuel for generation at an 8% higher average cost. Increases in the cost of fuel used for generation accounted for approximately $8.1 million of the increase in fuel expense. Increases in the amount of fuel burned accounted for approximately $2.9 million of the increase. A decline of $6.0 million in net dispatch costs allocated to us by Westar Energy partially offset the increase in fuel expense. At Jeffrey Energy Center, one of our largest coal-fired base-load units, the average availability factor was 85% during the nine months ended September 30, 2004 compared to 92% during the nine months ended September 30, 2003. To compensate for the loss of energy, we relied more heavily on some of our more expensive units that use natural gas or oil.

Purchased power expense increased due primarily to a 56% increase in volumes purchased during the nine months ended September 30, 2004 as compared to the same period of 2003. At times, it was more economical to purchase power than to operate our available generating units. This is due to the unavailability or reduced operating capability of our units or the availability of economically priced power due to cooler weather in our region.

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

On March 12, 2004, Westar Energy entered into a new revolving credit facility. The credit facility matures on March 12, 2007 and will be used as a source of short-term liquidity. It allows Westar Energy borrowings up to an aggregate limit of $300.0 million, including letters of credit up to a maximum aggregate amount of $50.0 million. At September 30, 2004, Westar Energy had no outstanding borrowings and $10.7 million of letters of credit outstanding under the revolving credit facility. All borrowings under the revolving credit facility are secured by our first mortgage bonds.

Future Cash Requirements

We own a 50% undivided interest in the LaCygne 1 generating unit and are the lessee of a 50% undivided interest in the LaCygne 2 generating unit, both of which are operated by Kansas City Power & Light Company (KCPL). KCPL has informed us that environmental-related equipment may be installed on these units. KCPL anticipates that costs will be incurred beginning in 2005 and continuing through the completion of installation in 2007. We expect that costs related to updating or installing emissions controls will be material. We believe that these costs would qualify for recovery through rates.

Refinancing of Long-term Debt

During the nine months ended September 30, 2004, we refinanced a portion of our debt as follows:

Long-term Debt Refinancing:	Balance as of December 31, 2003	Securities Redeemed	Securities Issued	Balance as of September 30, 2004
	(In Thousands)
Pollution control bond series:
7.00% due 2031	$327,500	$(327,500)	$—	$—
5.30% due 2031	—	—	108,600	108,600
2.65% due 2031 and putable 2006	—	—	100,000	100,000
5.30% due 2031	—	—	18,900	18,900
Variable rate due 2031	—	—	100,000	100,000

	$327,500	$(327,500)	$327,500	$327,500

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

The net SPE receivables represent our retained interests in the transferred receivables and is recorded at book value, net of allowances for bad debts. This approximates fair value due to the short-term nature of the receivable. The SPE receivable is included in accounts receivable, net, on our consolidated balance sheets. The interests that we hold are included in the table below:

	September 30, 2004	December 31, 2003

	(In Thousands)
Undivided Interest — Retained, net	$96,022	$71,213
Undivided Interest — Third-party conduit, net	9,029	9,186

SPE receivables, net	$105,051	$80,399

The outstanding balance of SPE receivables is net of $90.0 million at September 30, 2004 and $80.0 million at December 31, 2003 in undivided ownership interests sold by the SPE to the third-party conduit.

The following table provides gross proceeds and repayments between the SPE and the third-party conduit. These amounts are provided for cash flow purposes and may not be reflective of accrual accounting. These items are recorded on the consolidated statements of cash flows in the accounts receivable, net, line of cash flows from operating activities.

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)
Proceeds from the sale of an undivided interest from the third-party conduit	$40,000	$—
Repayments to the conduit for net collection of its receivable	(30,000)	(10,000)

SPE proceeds and repayments, net	$10,000	$(10,000)

CONTRACTUAL CASH OBLIGATIONS

Since December 31, 2003, we have not experienced any material changes in our contractual obligations. For additional information regarding our contractual obligations, see our 2003 Form 10-K.

OTHER INFORMATION

Public Utility Holding Company Act of 1935

Westar Energy is a holding company under the Public Utility Holding Company Act of 1935 (1935 Act) as a result of its ownership of us and Westar Generating, Inc., which is also a wholly-owned subsidiary of Westar Energy. Currently, Westar Energy claims an exemption from registration under the 1935 Act based on its operations being conducted “predominantly” within the state of Kansas. Following a recent decision by the Securities and Exchange Commission (SEC) with respect to its interpretation of the criteria that must be satisfied to claim a “predominantly” intrastate exemption. Westar Energy has been asked by the SEC to provide information regarding its eligibility for an exemption from registration and has responded to the SEC’s requests.

As a result of the amount of sales of wholesale electricity outside of the state of Kansas by Westar Energy’s energy marketing operations, it is possible that the SEC could question its eligibility for an exemption from registration under the 1935 Act. In that event, Westar Energy would evaluate its options, including filing an application for exemption and asking the SEC to formally consider that request, becoming a registered holding company, restructuring its operations in a manner that would allow it to maintain eligibility to claim an exemption or restructuring its organizational structure to consolidate all utility operations into one entity so that Westar Energy is no longer a utility holding company.

In the event Westar Energy elects to register, the 1935 Act and related regulations issued by the SEC would govern its activities and the activities of its subsidiaries with respect to the acquisition, issuance and sale of securities, acquisition and sale of utility assets, certain transactions among affiliates, engaging in business activities not directly related to the utility or energy business and other matters. We are unable to predict the outcome of this inquiry, however, we believe that Westar Energy becoming a registered holding company under the 1935 Act or taking steps, together with us, to reorganize its corporate structure to avoid registration would not have a material impact on our consolidated financial position, results of operations or cash flows.

Radioactive Waste Disposal

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

In December 1998, the Nebraska agencies responsible for considering the developer’s license application denied the application. The license applicant sought a hearing on the license denial, but a United States District Court indefinitely delayed proceedings related to the hearing. Most of the utilities that had provided the project’s pre-construction financing (including WCNOC) filed a federal court lawsuit contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the court entered a $151.4 million judgment, about one-third of which constitutes prejudgment interest, in favor of the Compact Commission and against Nebraska, finding that Nebraska had acted in bad faith in handling the license application. On Nebraska’s appeal, the 8th Circuit, United States Court of Appeals, upheld the District Court’s decision in February 2004. Nebraska sought United States Supreme Court review of the decision. In August 2004, Nebraska and the Compact Commission settled the case under terms whereby Nebraska would pay the Compact Commission either a one-time amount of $140.5 million or four annual installments of $38.5 million beginning in August 2005. The parties agreed to dismiss all pending litigation and appeals relating to this matter. Once Nebraska makes its final payment, it will be relieved of its responsibility to host a disposal facility. Meanwhile, the Compact Commission will pursue other strategies for providing disposal capability for waste generators in the Compact region.

Nebraska no longer is a member of the Compact as a result of its notice of voluntary withdrawal given in 1999 and the Compact Commission’s 2003 revocation of the state’s membership, both of which became effective in late summer 2004.

City of Wichita Franchise

On February 10, 2004, the Wichita City Council approved a 10-year renewal of the franchise agreement pursuant to which we provide retail electric service within the city of Wichita. The new 10-year franchise agreement is on terms that we believe to be reasonably similar to those previously in effect.

Southwest Power Pool

On October 1, 2004, the FERC granted regional transmission organization (RTO) status to the SPP. Westar Energy is now a member of the SPP RTO. Since we provide electric service together with the electric utility operations of Westar Energy, we are a member of the SPP through Westar Energy’s membership and do not have a separate KGE membership.

Fair Value of Energy Marketing Contracts

The tables below show the fair value of energy marketing contracts that were outstanding at September 30, 2004, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$2,014
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(1,760)
Changes in fair value of contracts outstanding at the beginning and end of the period	(1,123)
Fair value of new contracts entered into during the period	(1,041)

Fair value of contracts outstanding at the end of the period	$(1,910)

The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years
	(In Thousands)
Prices provided by other external sources (swaps and forwards)	$(1,981)	$(1,936)	$(67)	$22
Prices based on the Black Option Pricing model (options and other) (a)	71	71	—	—

Total fair value of contracts outstanding	$(1,910)	$(1,865)	$(67)	$22

(a) The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including market changes, changes in commodity prices and interest rates. From December 31, 2003 to September 30, 2004, there have been no significant changes in our exposure to market risk except as related to interest rates as discussed below. For additional information on our market risk, see our 2003 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Exposure

From December 31, 2003 to September 30, 2004, our variable rate debt and current maturities of fixed rate debt increased $165.0 million. A 100 basis point change in interest rates applicable to each of these instruments would impact net income on an annualized basis by approximately $2.0 million. This represents an increase in our exposure to interest rate risk on an annualized basis of approximately $1.5 million, from $0.5 million at December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

We are a wholly owned subsidiary of Westar Energy and all evaluations of our controls and procedures were conducted in conjunction with those undertaken by Westar Energy. Under the supervision and with the participation of Westar Energy’s management, and including our president and our principal financial and accounting officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company is communicated to our president and our principal financial and accounting officer. Based on that evaluation, our president and our principal financial and accounting officer concluded that, as of September 30, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2004

31	(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2004

32		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2004 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date:	November 8, 2004	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Vice President and Treasurer