Form 10-K
period 2004-12-31
KANSAS GAS & ELECTRIC CO /KS/
filed 2005-03-16
CIK 54496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-7324

KANSAS GAS AND ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)

Kansas	48-1093840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 East First Street, Wichita, Kansas 67201 (316) 261-6611

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No par value	1,000 Shares
(Class)	(Outstanding at March 14, 2005)

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

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “target,” “expect,” “pro forma,” “estimate,” “intend” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning:

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the outcome of the notice of violation received by Westar Energy, Inc. on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	political, legislative, judicial and regulatory developments,

•	the impact of the purported shareholder and employee class action lawsuits filed against Westar Energy, Inc.,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, Wolf Creek Nuclear Operating Corporation pension and other post-retirement benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions on our nuclear decommissioning liability for Wolf Creek Generating Station,

•	Kansas Corporation Commission and the North American Electric Reliability Council’s utility service reliability standards,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices,

•	availability and timely provision of rail transportation for our coal supply, and

•	other circumstances affecting anticipated operations, sales and costs.

        These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

PART I

ITEM 1. BUSINESS

GENERAL

Kansas Gas and Electric Company is a regulated electric utility incorporated in 1990 in Kansas. Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to “the company,” “KGE,” “we,” “us,” “our” and similar words are to Kansas Gas and Electric Company.

We are a wholly owned subsidiary of Westar Energy, Inc. (Westar Energy) and we provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We provide electric generation, transmission and distribution services to approximately 301,000 customers in south-central and southeastern Kansas, including the city of Wichita, Kansas. Our corporate headquarters is located in Wichita, Kansas.

We own a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas, and a 47% interest in Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek.

SIGNIFICANT BUSINESS DEVELOPMENTS DURING 2004

Refinancing of Debt

On June 10, 2004, we refinanced $327.5 million of pollution control bonds. The original issue had an interest rate of 7% and was due in 2031. This issue was replaced with pollution control bonds at interest rates of 5.3% on $127.5 million that mature in 2031, 2.65% on $100.0 million that are putable in 2006, and a variable rate on $100.0 million that mature in 2031.

OPERATIONS

General

We supply electric energy at retail to approximately 301,000 customers in south-central and southeastern Kansas. We also supply electric energy at wholesale to the electric distribution systems of 24 Kansas cities and one electric cooperative. We have contracts for the sale, purchase or exchange of wholesale electricity with other utilities.

Generation Capacity

We have 2,587 megawatts (MW) of generating capacity. See “Item 2. Properties” for additional information on our generating units. The capacity by fuel type is summarized below.

Fuel Type	Capacity (MW)	Percent of Total Capacity
Coal	1,124	43.4
Nuclear	548	21.2
Natural gas or oil	912	35.3
Diesel fuel	3	0.1

Total	2,587	100.0

Our aggregate 2004 peak system net load of 2,105 MW occurred on August 3, 2004.

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

Based on MMBtus, our 2004 actual fuel mix was 59% coal, 34% nuclear and 7% natural gas, oil or diesel fuel. We expect in 2005 to use a higher percentage of coal and a lower percentage of uranium because in 2005 we will refuel Wolf Creek. Our fuel mix fluctuates with the operation of Wolf Creek, as discussed below under “— Nuclear Generation,” fluctuations in fuel costs, plant availability, customer demand and the cost and availability of wholesale market power.

Coal

Jeffrey Energy Center: The three coal-fired units at Jeffrey Energy Center have an aggregate capacity of 2,213 MW, of which we own a 20% share, or 443 MW. Westar Energy, the operator of Jeffrey Energy Center, and we have a long-term coal supply contract with Foundation Coal West to supply coal to Jeffrey Energy Center from mines located in the Powder River Basin (PRB) in Wyoming. The contract contains a schedule of minimum annual MMBtu delivery quantities. All of the coal used at Jeffrey Energy Center is purchased under this contract. The contract expires December 31, 2020. The contract provides for price escalation based on certain indexed costs of production. The price for quantities purchased over the scheduled annual minimum is subject to renegotiation every five years to provide an adjusted price for the ensuing five years that reflects then current market prices. The next re-pricing is scheduled for 2008.

The coal supplied to Jeffrey Energy Center during 2004 was surface mined and had an average Btu content of approximately 8,449 Btu per pound and an average sulfur content of 0.47 lbs/MMBtu (see “— Environmental Matters” for a discussion of sulfur content). The average delivered cost of coal burned at Jeffrey Energy Center during 2004 was approximately $1.24 per MMBtu, or $20.93 per ton.

We transport coal from Wyoming under a long-term rail transportation contract with the Burlington Northern Santa Fe (BNSF) and Union Pacific railroads. The contract term continues through December 31, 2013. The contract price is subject to price escalation based on certain costs incurred by the rail carriers. We anticipate that the cost of transporting coal may increase due to higher prices for the items subject to contractual escalation.

LaCygne Generating Station: The two coal-fired units at LaCygne Generating Station (LaCygne) have an aggregate generating capacity of 1,362 MW, of which we own or lease a 50% share, or 681 MW. LaCygne 1 uses a blended fuel mix containing approximately 85% PRB coal and 15% Kansas/Missouri coal. LaCygne 2 uses PRB coal. The operator of LaCygne, Kansas City Power & Light Company (KCPL), arranges coal purchases and transportation services for LaCygne. All of the LaCygne 1 and LaCygne 2 PRB coal is supplied through fixed price contracts through 2005 and is transported under KCPL’s Omnibus Rail Transportation Agreement with the BNSF and Kansas City Southern Railroad through December 31, 2010. As the PRB coal contracts expire, we anticipate that KCPL will negotiate new supply contracts or purchase coal on the spot market. The LaCygne 1 Kansas/Missouri coal is purchased from time to time from local Kansas and Missouri producers.

The PRB coal supplied to LaCygne 1 and LaCygne 2 during 2004 had an average Btu content of approximately 8,630 Btu per pound and an average sulfur content of 0.32 lbs/MMBtu. During 2004, the average delivered cost of all coal burned at LaCygne 1 was approximately $0.89 per MMBtu, or $15.51 per ton. The average delivered cost of coal burned at LaCygne 2 was approximately $0.81 per MMBtu, or $13.74 per ton.

General: We have entered into all of our coal supply agreements in the ordinary course of business and believe we are not substantially dependent on these contracts. We believe there are other suppliers with plentiful sources of coal available at spot market prices to replace, if necessary, fuel supplied pursuant to these contracts and that we would be able to make transportation arrangements for such coal. In the event that we were required to replace our coal agreements, we would not anticipate a substantial disruption of our business, although the cost of purchasing coal could increase. Because we meet the majority of our coal needs through long-term contracts as discussed above, we do not anticipate being materially impacted by price changes in the spot market.

We have entered into all of our coal transportation contracts in the ordinary course of business. Although several rail carriers are capable of serving the coal mines from where our coal originates, Jeffrey Energy Center can be served by only one rail carrier. In the event the rail carrier fails to provide reliable service, we could experience a disruption of our business that could have a material adverse impact on our business, consolidated financial condition and results of operations.

Natural Gas

We use natural gas either as a primary fuel or as a start-up and/or secondary fuel, depending on market prices, at our Gordon Evans, Murray Gill and Neosho Energy Centers. We purchase natural gas in the spot market, which supplies our facilities with a flexible natural gas supply as necessary to meet operational needs. During 2004, we purchased 1.6 million MMBtu of natural gas on the spot market for a total cost of $8.9 million. Natural gas accounted for approximately 1% of our total fuel burned during 2004.

If natural gas prices are higher than the amount we are able to recover through our retail rates, we may be exposed to increased natural gas costs and our exposure could be material. We may be able to reduce our exposure to the risk of high natural gas prices due to our ability to use other fuel types and by using other pricing techniques available to us, such as purchasing derivative contracts. To recover increased natural gas costs in excess of the cost included in retail rates, we would have to file a request for a change in rates with the Kansas Corporation Commission (KCC) or request a recovery mechanism through the KCC, which could be denied in whole or in part. For additional information on our exposure to commodity price risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

We meet a portion of our natural gas transportation requirements through firm natural gas transportation capacity agreements with Southern Star Central Pipeline. The firm transportation agreement that serves Gordon Evans and Murray Gill extends through April 1, 2010. The agreement for the Neosho facility extends through June 1, 2016.

Oil

Once started with natural gas, most of the steam units at our Gordon Evans, Murray Gill and Neosho Energy Centers have the capability to burn oil or natural gas. We use oil as an alternate fuel when economical or when interruptions to natural gas supply make it necessary. During 2004 oil was more economical than natural gas, therefore, we used oil as the primary fuel in these generating facilities for most of 2004. During 2004, we burned 8.6 million MMBtu of oil at a total cost of $32.8 million. Oil accounted for approximately 6% of our total MMBtu of fuel burned during 2004. Because oil does not burn as cleanly as natural gas, our ability to use as much oil in the future could be constrained by new environmental rules or future settlements regarding environmental matters.

Oil is also used as a start-up fuel at some of our generating stations and in our diesel generator. We purchase oil in the spot market and under longer-term contracts. We maintain quantities in inventory that we believe will allow us to facilitate economic dispatch of power, to satisfy emergency requirements and to protect against reduced availability of natural gas for limited periods or when the primary fuel becomes uneconomical to burn.

If oil prices are higher than the amount we are able to recover through our retail rates, we may be exposed to increased oil costs and our exposure could be material. We may be able to reduce our exposure to the risk of high oil prices due to our ability to use other fuel types and by using other pricing techniques available to us, such as purchasing derivative contracts. To recover increased oil costs in excess of the cost included in retail rates, we would have to file a request for a change in rates with the KCC or request a recovery mechanism through the KCC, which could be denied in whole or in part. For additional information on our exposure to commodity price risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Other Fuel Matters

The table below provides information relating to the weighted average cost of fuel that we have used, including the fuel and transportation costs and any other associated costs.

	2004	2003	2002
Per Million Btu:
Nuclear	$0.39	$0.39	$0.40
Coal	0.99	0.96	0.94
Natural Gas	5.45	4.51	3.15
Oil	3.79	3.20	2.75

Per MWh Generation	$10.82	$10.24	$9.85

Purchased Power

At times, we purchase power to meet the energy needs of our customers. Factors that cause us to purchase power to serve our customers include outages at our generating plants, prices for wholesale energy, extreme weather conditions, growth, and other factors. If we were unable to generate an adequate supply of electricity to serve our customers, we would typically purchase power in the wholesale market. Constraints in the transmission system may keep us from purchasing power in which case we would have to implement curtailment or interruption procedures as permitted by our tariffs and terms and conditions of service. Purchased power for the year ended December 31, 2004 comprised approximately 5% of our total operating expenses.

Nuclear Generation

General

Wolf Creek is a 1,166 MW nuclear power plant located near Burlington, Kansas. Wolf Creek began operation in 1985. We own a 47% interest in Wolf Creek, or 548 MW, which represents approximately 21% of our total generating capacity. KCPL owns a 47% interest in Wolf Creek and a 6% interest is owned by Kansas Electric Power Cooperative, Inc. Wolf Creek is operated by WCNOC, a corporation owned by the co-owners of Wolf Creek. The co-owners pay the operating costs of WCNOC equal to their percentage ownership in Wolf Creek. WCNOC has approximately 1,000 employees.

Fuel Supply

We have 100% of the uranium and conversion services needed to operate Wolf Creek under contract through September 2009. We also have 100% of the enrichment services required to operate Wolf Creek under contract through approximately March 2008. Fabrication requirements are under contract through 2024. We will be exposed to the price risk associated with any components not currently under contract if a counterparty were to fail its contractual obligations.

All uranium, uranium conversion and uranium enrichment arrangements, as well as the fabrication agreement, have been entered into in the ordinary course of business, and WCNOC believes Wolf Creek is not substantially dependent on these agreements. However, contraction and consolidation among suppliers of these commodities and services, coupled with increasing worldwide demand and past inventory draw-downs, have introduced uncertainty as to WCNOC’s ability to replace, if necessary, some of these contracts in the event of a protracted supply disruption. WCNOC believes this potential problem is common in the nuclear industry. Accordingly, in the event the affected contracts were required to be replaced, WCNOC believes that the industry and government would arrive at a solution to minimize disruption of the nuclear industry’s operations.

Nuclear fuel is amortized to fuel and purchased power based on the quantity of heat produced for the generation of electricity.

Radioactive Waste Disposal

Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. Wolf Creek pays the DOE a quarterly fee for the future disposal of spent nuclear fuel. The fee is one-tenth of a cent for each kilowatt-hour of net nuclear generation produced. We include these disposal costs in operating expenses.

A permanent disposal site will not be available for the nuclear industry until 2012 or later. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel on a priority basis. The owners of the oldest spent fuel will be given the highest priority. As a result, disposal services for Wolf Creek will not be available prior to 2018. Wolf Creek has on-site temporary storage for spent nuclear fuel. In early 2000, Wolf Creek completed replacement of spent fuel storage racks to increase its on-site storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

In 2002, the Yucca Mountain site in Nevada was approved for the development of a nuclear waste repository for the disposal of spent nuclear fuel and high level nuclear waste from the nation’s defense activities. This action allows the DOE to apply to the Nuclear Regulatory Commission (NRC) to license the project. The DOE expects that this facility will open in 2012. However, the opening of the Yucca Mountain site has been delayed many times and could be delayed further due to litigation and other issues related to the site as a permanent repository for spent nuclear fuel.

Wolf Creek disposes of all classes of its low-level radioactive waste at existing third-party repositories. Should disposal capability become unavailable, Wolf Creek is able to store its low-level radioactive waste in an on-site facility. WCNOC believes that a temporary loss of low-level radioactive waste disposal capability would not affect Wolf Creek’s continued operation.

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

In December 1998, the Nebraska agencies responsible for considering the developer’s license application denied the application. Most of the utilities that had provided the project’s pre-construction financing, including WCNOC as well as the Compact Commission itself, filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the court entered a judgment of $151.4 million, about one-third of which constitutes prejudgment interest, in favor of the Compact Commission and against Nebraska, finding that Nebraska had acted in bad faith in handling the license application. Following unsuccessful appeals of the decision by Nebraska, in August 2004 Nebraska and the Compact Commission settled the case. The settlement requires Nebraska to pay the Compact Commission a one-time amount of $140.5 million or, alternatively, four annual installments of $38.5 million beginning in August 2005. The parties agreed to dismiss all pending litigation and appeals relating to this matter. Once Nebraska makes its final payment, it will be relieved of its responsibility to host a disposal facility. Meanwhile, the Compact Commission is pursuing other strategies for providing disposal capability for waste generators in the Compact region.

Outages

Wolf Creek operates on an 18-month refueling and maintenance outage schedule that permits operations during every third calendar year without a refueling outage. Wolf Creek was shut down for 45 days in 2003 for its thirteenth scheduled refueling and maintenance outage, which began on October 18, 2003 and ended on December 2, 2003. During outages at the plant we meet our electric demand primarily with our fossil-fueled generating units and by purchasing power depending on availability and cost. As provided by the KCC, we amortize the incremental maintenance costs incurred for planned refueling outages evenly over the unit’s 18 month operating cycle. We do not defer and amortize the incremental fuel or purchased power costs incurred as a result of a refueling outage. Wolf Creek is scheduled to be taken off-line in the spring of 2005 for its fourteenth refueling and maintenance outage.

An extended or unscheduled shutdown of Wolf Creek could have a substantial adverse effect on our business, financial condition and consolidated results of operations because of higher replacement power and other costs and reduced amounts of power available to sell at wholesale. Although not expected, the NRC could impose an unscheduled plant shutdown due to security or other concerns.

The NRC evaluates, monitors and rates various inspection findings and performance indicators for Wolf Creek based on their safety significance. Wolf Creek currently meets all NRC oversight objectives and receives the minimum regimen of NRC inspections. However, because of Wolf Creek’s recent experience with unscheduled outages, one additional unscheduled outage before September 30, 2005 may result in the NRC lowering the Wolf Creek rating for one performance indicator. This might require additional NRC inspections to evaluate possible corrective actions that if required might result in additional expense or disruption in Wolf Creek’s operation.

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

We expense nuclear decommissioning costs over the expected life of Wolf Creek. The amount we expense is based on an estimate of nuclear decommissioning costs that we will incur upon retirement of the plant. Nuclear decommissioning costs that are recovered in rates are deposited in an external trust fund. In 2004, we expensed approximately $3.9 million for nuclear decommissioning. We record our investment in the nuclear decommissioning fund at fair value. Fair value approximated $91.1 million at December 31, 2004 and $80.1 million at December 31, 2003.

The KCC reviews nuclear decommissioning plans in two phases. Phase one is the approval of the nuclear decommissioning study, the current-year funding and future funding. Phase two is the filing of a “funding schedule” by the owner of the nuclear facility detailing how it plans to fund the future-year dollar amount for its pro rata share of the plant.

We filed an updated nuclear decommissioning and dismantlement cost estimate with the KCC on August 30, 2002. Estimated costs outlined by this study were developed to decommission Wolf Creek following a shutdown. The analyses relied on site-specific, technical information, updated to reflect current plant conditions and operating assumptions. Based on this study, our share of Wolf Creek’s nuclear decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $220.0 million in 2002 dollars. These costs include decontamination, dismantling and site restoration and are not inflated, escalated, or discounted over the period of expenditure. The actual nuclear decommissioning costs may vary from the estimates because of changes in technology and changes in costs for labor, materials and equipment.

The KCC issued an order on April 16, 2003 approving the August 2002 nuclear decommissioning study for Wolf Creek. On June 2, 2003, we filed a funding schedule with the KCC to reflect the KCC’s April 16, 2003 order. On October 10, 2003, the KCC approved the funding schedule as filed without any change to our funding obligation. We expect to file an updated decommissioning cost study with the KCC by September 1, 2005.

We charge nuclear decommissioning costs to operating expense in accordance with the July 25, 2001 KCC rate order as modified by the KCC’s approval of the funding schedule in the KCC’s October 13, 2003 order. Electric rates charged to customers provide for recovery of these nuclear decommissioning costs over the life of Wolf Creek, which, as determined by the KCC for purposes of the funding schedule, will be through 2045. The NRC requires that funds to meet its nuclear decommissioning funding assurance requirement be in our nuclear decommissioning fund by the time our license expires in 2025. We believe that the KCC approved funding level will be sufficient to meet the NRC minimum financial assurance requirement. However, our consolidated results of operations would be materially adversely affected if we are not allowed to recover the full amount of the funding requirement.

Competition and Deregulation

Electric utilities have historically operated in a rate-regulated environment. The Federal Energy Regulatory Commission (FERC), the federal regulatory agency having jurisdiction over our wholesale rates and transmission services, and other utilities have initiated steps expected to result in a more competitive environment for utility services in the wholesale market.

The 1992 Energy Policy Act began deregulating the electricity market for generation. The Energy Policy Act permitted FERC to order electric utilities to allow third parties to use their transmission systems to transport electric power to wholesale customers. In 1992, we agreed to permit third parties access to our transmission system for wholesale transactions. FERC also requires us to provide transmission services to others under terms comparable to those we provide ourselves. In December 1999, FERC issued an order encouraging the formation of regional transmission organizations (RTO). RTOs are designed to control the wholesale transmission services of the utilities in their regions, thereby facilitating open and more competitive markets in bulk power.

Regional Transmission Organization

We are a member of the Southwest Power Pool (SPP). On October 1, 2004, FERC granted RTO status to the SPP. Westar Energy is now a member of the SPP RTO. Because we provide electric service together with the electric utility operations of Westar Energy, we are a member of the SPP through Westar Energy’s membership and do not have a separate KGE membership.

As a result of the SPP attaining RTO status, if approved by the KCC, we expect to turn operational control of our transmission system over to the SPP RTO under its membership agreement and applicable tariff. The SPP RTO will operate our transmission system as part of an interconnected transmission system across eight states. The SPP will collect revenues attributable to the use of each member’s transmission system. Members and transmission customers will be able to transmit power purchased and generated for sale or bought for resale in the wholesale market throughout the entire SPP system. We believe each transmission owner generally retains the transmission capacity needed to serve its retail customers. Any additional transmission capacity will be sold on a first come/first served non-discriminatory basis. All transmission customers will be charged uniform rates for use of the transmission system, including entities that may sell power inside our certificated service territory. We do not expect that our participation in the SPP will have a material effect on our operations; however, we expect costs to increase due to the establishment of the RTO and associated markets. At this time, we are unable to quantify these costs because market implementation issues remain unresolved. We expect that we will recover these costs in rates we charge to our customers.

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

As a result of an earlier KCC order, Westar Energy and we will file a request for a rate review with the KCC by May 2, 2005, based on a test year consisting of the 12 months ended December 31, 2004.

Effective January 4, 2004, the “Hours of Service” regulations that govern the length of time that drivers may operate vehicles and the length of time they must be off-duty were revised. This legislation was designed to reduce accidents related to driver fatigue. Electric utilities were exempt from implementing these changes until September 2004. During restoration of electric service after a power outage, we must obtain a declaration of a state of emergency in order to gain an exception from these rules. Such an exception permits employees required to restore electric power to operate equipment for extended hours without the otherwise required off-duty time. The impact of this legislation could affect customer service and could result in increased operating costs if we have to hire additional employees or contractors or lengthen electric service outages.

On January 16, 2004, the KCC issued an order regarding electric service reliability for retail customers. The order was intended to help the KCC assess the reliability of retail electric service. Specifically, the KCC wanted to establish uniform definitions and requirements regarding service obligations, record keeping, customer notification and methods of reporting results to the KCC. On February 10, 2004, the North American Electric Reliability Council (NERC) issued reliability improvement initiatives stemming from the investigation of the August 14, 2003 blackout in portions of the northeastern United States. These initiatives will impact our operations in a number of ways, including system relay protection, vegetation management and operator training. The NERC and the ten operating regions in the United States, including the SPP, are working together to determine what operating policies and planning standards changes are necessary to achieve the NERC’s goals. We are unable to estimate potential compliance costs at this time; however, it is likely that our annual capital and maintenance expenditure requirements will increase in the future.

Public Utility Holding Company Act of 1935

Westar Energy is a holding company under the Public Utility Holding Company Act of 1935 (1935 Act) as a result of Westar Energy’s ownership of us and Westar Generating, Inc., each a wholly-owned subsidiary of Westar Energy. Currently, Westar Energy claims an exemption from registration under the 1935 Act based on its operations being conducted “predominantly” within Kansas. Following a recent decision by the Securities and Exchange Commission (SEC) with respect to its interpretation of the criteria that must be satisfied to claim a “predominantly” intrastate exemption and as a result of the amount of sales of wholesale electricity outside of Kansas by Westar Energy’s energy marketing operations, it is possible that the SEC could question Westar Energy’s eligibility for an exemption from registration under the 1935 Act. In that event, Westar Energy would evaluate its options, including filing an application for exemption and asking the SEC to formally consider that request, becoming a registered holding company, restructuring its operations in a manner that would allow it to maintain eligibility to claim an exemption or restructuring its organizational structure to consolidate all utility operations into one entity so that Westar Energy is no longer a utility holding company.

In the event Westar Energy elects to register, the 1935 Act and related regulations issued by the SEC would govern its activities and the activities of its subsidiaries with respect to the acquisition, issuance and sale of securities, acquisition and sale of utility assets, certain transactions among affiliates, engaging in business activities not directly related to the utility or energy business and other matters. We are unable to predict whether Westar Energy will continue to be eligible for an exemption for registration under the 1935 Act, however, we believe that Westar Energy becoming a registered holding company under the 1935 Act or taking steps, together with us, to reorganize its corporate structure to avoid registration would not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Environmental laws and regulations affecting power plants are overlapping, complex, subject to changes in interpretation and implementation and have tended to become more stringent over time. Although we believe that we can recover in rates the costs relating to compliance with such laws and regulations, there can be no assurance that we will be able to recover all or any such increased costs from our customers or that our business, consolidated financial condition or results of operations will not be materially and adversely affected as a result of costs to comply with such existing and future laws and regulations.

Air Emissions

The Clean Air Act, state laws and implementing regulations impose, among other things, limitations on major pollutants, including sulfur dioxide (SO2), particulate matter and nitrogen oxides (NOx).

Certain Kansas Department of Health and Environment (KDHE) regulations applicable to our generating facilities prohibit the emission of SO2 in excess of certain levels. In order to meet these standards, we use low-sulfur coal, fuel oil and natural gas and have equipped our generating facilities with pollution control equipment.

In addition, we must comply with the provisions of the Clean Air Act Amendments of 1990 that require a two-phase reduction in some emissions. We have installed continuous monitoring and reporting equipment in order to meet the acid rain requirements. We have not had to make any material capital expenditures to meet Phase II SO2 and NOx requirements.

Title IV of the Clean Air Act created an SO2 allowance and trading program as part of the federal acid rain program. Under the allowance and trading program, the Environmental Protection Agency (EPA) allocated annual SO2 emissions allowances for each affected emitting unit. An SO2 allowance is a limited authorization to emit one ton of SO2 during a calendar year. At the end of each year, each emitting unit must have enough allowances to cover its emissions for that year. Allowances are tradable so that operators of affected units that are anticipated to emit SO2 in excess of their allowances may purchase allowances from operators of affected units that are anticipated to emit SO2 in an amount less than their allowances. Because of strong demand for generation during 2002 and 2003, we consumed more SO2 allowances than were allocated to us by the EPA. We made up the shortfall by buying allowances. In 2004, we had enough emissions allowances to meet planned generation and we expect to have enough in 2005. In future years, we expect to purchase SO2 allowances in order to meet the acid rain requirements of the Clean Air Act. We cannot estimate the cost at this time, but anticipate these costs may be material. The pricing of emissions allowances is unpredictable and may change over time.

On January 30, 2004, the EPA published two proposed air quality rules referred to as the “Interstate Air Quality Rule” and the “Utility Mercury Reduction Rule” that, if adopted, would impact our operations. In an attempt to address the impact of interstate transport of air pollutants on downwind states, the proposed Clean Air Interstate Rule would require reductions of SO2 and NOx in certain states, including Kansas, in two separate phases. The first reductions would be required in 2010 and the second in 2015.

The proposed Utility Mercury Reduction Rule sets out two approaches for requiring subject power plants to control mercury and nickel emissions. The first option, a traditional command and control approach, would require subject plants to meet Hazardous Air Pollutant emissions standards for mercury and nickel based on the application of maximum achievable control technology. The second option would establish standards of performance limiting mercury and nickel emissions, and include a “cap and trade” program for mercury emissions. The EPA is expected to issue its final rule in 2005. New requirements for reductions of nickel emissions will be applicable only to our generating facilities that burn a significant amount of oil. Based on currently available information, we cannot estimate our costs to comply with these two proposed rule changes, but these costs could be material.

We may be required to further reduce emissions of SO2, NOx, particulate matter, mercury and carbon dioxide (CO2) as a result of various other current or pending laws, including, in particular:

•	the EPA’s national ambient air quality standards for particulate matter and ozone,

•	the EPA’s regional haze rules, designed to reduce SO2, NOx and particulate matter emissions, and

•	additional legislation introduced in the past few years in Congress, such as the various “multi-pollutant” bills sponsored by members of Congress requiring reductions of CO2, NOx, SO2 and mercury, and the “Clear Skies” legislation proposed by the President, which would cap emissions of NOx, SO2 and mercury.

Based on currently available information, we cannot estimate our costs to comply with these proposed laws, but such costs could be material.

EPA New Source Review

The EPA is conducting investigations nationwide to determine whether modifications at coal-fired power plants are subject to New Source Review requirements or New Source Performance Standards under Section 114(a) of the Clean Air Act (Section 114). These investigations focus on whether projects at coal-fired plants were routine maintenance or whether the projects were substantial modifications that could have reasonably been expected to result in a significant net increase in emissions. The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to remove emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in emissions.

The EPA has requested information from Westar Energy under Section 114 regarding projects and maintenance activities that have been conducted since 1980 at the three coal-fired plants it operates. On January 22, 2004, the EPA notified Westar Energy that certain projects completed at Jeffrey Energy Center violated pre-construction permitting requirements of the Clean Air Act.

Westar Energy is in discussions with the EPA concerning this matter in an attempt to reach a settlement. Westar Energy expects that any settlement with the EPA could require Westar Energy to update or install emissions controls at Jeffrey Energy Center over an agreed upon number of years. Additionally, Westar Energy might be required to update or install emissions controls at its other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. The EPA informed Westar Energy that it has referred this matter to the Department of Justice (DOJ) for the DOJ to consider whether to pursue an enforcement action in federal district court. We believe that costs related to updating or installing emissions controls would qualify for recovery through rates. If Westar Energy were to reach a settlement with the EPA, Westar Energy may be assessed a penalty. The penalty could be material and may not be recovered in rates. We anticipate that a portion of any of these potential costs would be allocated to us.

Manufactured Gas Sites

We have been associated with three former manufactured gas sites located in Kansas that may contain coal tar and other potentially harmful materials. We and the KDHE entered into a consent agreement in 1994 governing all future work at these sites. Through December 31, 2004, the costs incurred for preliminary site investigation and risk assessment have been minimal.

EMPLOYEES

Westar Energy provides all employees we utilize to perform our work and allocates the cost of such employees to us.

ACCESS TO COMPANY INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are available free of charge either through Westar Energy’s Internet website at www.wr.com or by responding to requests addressed to its investor relations department at Investor Relations, Westar Energy, Inc., P.O. Box 889, Topeka, Kansas, 66601-0889; phone number (785) 575-1898. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information contained on Westar Energy’s Internet website is not part of this document.

ITEM 2. PROPERTIES

ELECTRIC UTILITY FACILITIES

Name	Location	Unit No.	Year Installed	Principal Fuel	Unit Capacity (MW)
Gordon Evans Energy Center:	Colwich, Kansas
Steam Turbines		1	1961	Gas—Oil	149.0
		2	1967	Gas—Oil	383.0
Diesel Generator		1	1969	Diesel	3.0

Jeffrey Energy Center (20%):	St. Marys, Kansas
Steam Turbines		1(a)	1978	Coal	147.0
		2(a)	1980	Coal	147.0
		3(a)	1983	Coal	149.0
Wind Turbines		1(a)	1999	—	0.1
		2(a)	1999	—	0.1

LaCygne Station (50%):	LaCygne, Kansas
Steam Turbines		1(a)	1973	Coal	344.0
		2(b)	1977	Coal	337.0

Murray Gill Energy Center:	Wichita, Kansas
Steam Turbines		1	1952	Gas	40.0
		2	1954	Gas—Oil	71.0
		3	1956	Gas—Oil	104.0
		4	1959	Gas—Oil	102.0

Neosho Energy Center:	Parsons, Kansas
Steam Turbine		3	1954	Gas—Oil	63.0

Wolf Creek Generating Station (47%):	Burlington, Kansas
Nuclear		1(a)	1985	Uranium	548.0

Total					2,587.2

(a)	We jointly own Jeffrey Energy Center (20%), LaCygne 1 generating unit (50%), and Wolf Creek Generating Station (47%). Westar Energy jointly owns 64% of Jeffrey Energy Center. Unit capacity amounts reflect our ownership only.
(b)	In 1987, we entered into a sale-leaseback transaction involving our 50% interest in the LaCygne 2 generating unit.

We own approximately 2,200 miles of transmission lines, approximately 9,900 miles of overhead distribution lines and approximately 2,000 miles of underground distribution lines.

Substantially all of our utility properties are encumbered by first priority mortgages pursuant to which bonds have been issued and are outstanding.

ITEM 3. LEGAL PROCEEDINGS

Information on our legal proceedings is set forth in Notes 3, 12, 14 and 15 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation,” “Commitments and Contingencies — EPA New Source Review,” “Legal Proceedings,” and “Ongoing Investigations,” respectively, which are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of our common stock is owned by Westar Energy and is not traded.

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In Thousands)
Income Statement Data:
Sales	$714,939	$709,654	$695,524	$631,391	$685,673
Income from operations before accounting change	81,228	66,627	59,539	37,301	86,708

	As of December 31,
	2004	2003	2002	2001	2000
	(In Thousands)
Balance Sheet Data:
Total assets	$2,991,190	$2,981,673	$3,006,381	$2,933,044	$2,988,573
Long-term debt (a)	552,419	549,604	684,486	684,360	684,366
(a) In 2003, we repaid $135.0 million of our 7.6% first mortgage bonds that were due December 15, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are a regulated electric utility in Kansas and a wholly owned subsidiary of Westar Energy. We provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central United States under the regulation of the KCC and FERC.

Our goals for 2005 are to improve our business by improving credit quality, establishing a successful clean air plan, completing a successful rate review, improving our service quality, making our operations more efficient and continuing our involvement in community affairs.

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

CRITICAL ACCOUNTING ESTIMATES

We base our discussion and analysis of financial condition and results of operations on our consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles (GAAP). Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted below have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or susceptibility of matters to change.

Pension Benefit Plans

WCNOC calculates its pension benefit and post-retirement medical benefit obligations and related costs using actuarial concepts within the guidance provided by Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively.

In accounting for WCNOC’s retirement plans and other post-retirement benefits, WCNOC makes assumptions regarding the valuation of benefit obligations and the performance of plan assets. The reported costs of WCNOC’s pension benefit plan is impacted by estimates regarding earnings on plan assets, contributions to the plan, discount rates used to determine projected benefit obligation and pension costs and employee demographics including age, compensation levels and employment periods. A change in any of these assumptions could have a significant impact on future costs, which may be reflected as an increase or decrease in net income in the current and future periods.

The following table shows the annual impact of a 0.5% decrease in our share of WCNOC’s pension plan discount rate and rate of return on plan assets. If the discount rate increased by 0.5%, the impact would be a similar amount in the opposite direction.

	Change in Assumption	Annual Increase in Projected Benefit Obligation	Annual Increase in Pension Liability	Annual Increase in Projected Pension Expense
		(In Thousands)
Discount rate	0.5% decrease	$3,339	$3,992	$355
Rate of return on plan assets	0.5% decrease	—	—	155

The following table shows the annual impact of a 0.5% decrease in our share of WCNOC’s post-retirement plan discount rate and rate of return on plan assets. If the discount rate increased by 0.5%, the impact would be a similar amount in the opposite direction.

	Change in Assumption	Annual Increase in Projected Benefit Obligation	Annual Increase in Post-retirement Liability	Annual Increase in Projected Post-retirement Expense
		(In Thousands)
Discount rate	0.5% decrease	$296	$—	$24
Rate of return on plan assets	0.5% decrease	—	—	—

Revenue Recognition — Energy Sales

We recognize revenues from retail energy sales upon delivery to the customer and include an estimate for energy delivered but unbilled. Our estimate of revenue attributable to this unbilled portion is based on the total energy available for sale measured against billed sales. At December 31, 2004, we had estimated unbilled revenue of $25.0 million.

We are allocated a share of revenues from energy marketing derivative contracts that are jointly entered into with Westar Energy based on actual fuel burned at our generating facilities. The amount of actual fuel burned by a given generating facility is largely determined by utilizing the most economical units first. We account for energy marketing derivative contracts under the mark-to-market method of accounting. Under this method, we recognize changes in the portfolio value as gains or losses in the period of change. Unless related to fuel, we include the net mark-to-market change in sales on our consolidated statements of income. We record the resulting unrealized gains and losses as energy marketing long-term or short-term assets and liabilities on our consolidated balance sheets as appropriate. We use quoted market prices to value our energy marketing derivative contracts when such data are available. When market prices are not readily available or determinable, we use alternative approaches, such as model pricing. Prices used to value these transactions reflect our best estimate of fair values of our trading positions. Results actually achieved from these activities could vary materially from intended results and could affect our consolidated financial results.

The tables below show fair value of energy marketing contracts outstanding for the year ended December 31, 2004, their sources and maturity periods.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$2,014
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(1,843)
Changes in fair value of contracts outstanding at the beginning and end of the period	(1,303)
Fair value of new contracts entered into during the period	2,757

Fair value of contracts outstanding at the end of the period	$1,625

The sources of the fair values of the financial instruments related to these contracts are summarized in the following table.

	Fair Value of Contracts at End of Period
	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years
Sources of Fair Value	(In Thousands)
Prices provided by other external sources (swaps and forwards)	$789	$687	$102
Prices based on the Black Option Pricing model (options and other) (a)	836	836	—

Total fair value of contracts outstanding	$1,625	$1,523	$102

(a) The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

Income Taxes

We use the asset and liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. We recognize the future tax benefits to the extent that realization of such benefits is more likely than not. We amortize deferred investment tax credits over the lives of the related properties.

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

Market-based wholesale: Includes sales of electricity to other wholesale customers, the rate for which is based on prevailing market prices as allowed by our FERC approved market-based tariff, and changes in valuations of contracts that have yet to settle.

Energy marketing: Includes (1) financially settled products and physical transactions sourced outside our control area; and (2) changes in valuations for contracts that have yet to settle that may not be recorded either in cost of fuel or tariff- or market-based wholesale revenues.

Transmission: Reflects transmission revenues received, including those based on a tariff with the SPP.

Other: Miscellaneous electric revenues including ancillary service revenues and rent from electric property leased to others.

Regulated electric utility sales are significantly impacted by such things as rate regulation, customer conservation efforts, wholesale demand, the overall economy of our service area, the weather and competitive forces. Our wholesale sales are impacted by, among other factors, demand, cost of fuel and purchased power, price volatility and available generation capacity.

2004 compared to 2003: Below we discuss our operating results for the year ended December 31, 2004 as compared to the results for the year ended December 31, 2003.

	Year Ended December 31,
	2004	2003	Change	% Change
	(In Thousands)
SALES:
Residential	$218,362	$220,929	$(2,567)	(1.2)
Commercial	174,543	169,670	4,873	2.9
Industrial	154,593	153,463	1,130	0.7
Other retail	978	3,253	(2,275)	(69.9)

Total Retail Sales	548,476	547,315	1,161	0.2
Tariff-based wholesale	20,058	20,693	(635)	(3.1)
Market-based wholesale	95,790	86,169	9,621	11.2
Energy marketing	891	6,093	(5,202)	(85.4)
Transmission (a)	36,771	36,217	554	1.5
Other	12,953	13,167	(214)	(1.6)

Total Sales	714,939	709,654	5,285	0.7

OPERATING EXPENSES:
Fuel used for generation (b)	151,711	155,390	(3,679)	(2.4)
Purchased power	29,328	22,585	6,743	29.9
Operating and maintenance	229,587	221,667	7,920	3.6
Depreciation and amortization	91,835	90,604	1,231	1.4
Selling, general and administrative	75,105	70,737	4,368	6.2

Total Operating Expenses	577,566	560,983	16,583	3.0

INCOME FROM OPERATIONS	$137,373	$148,671	$(11,298)	(7.6)

(a)    Transmission: Includes an SPP network transmission tariff. In 2004, our transmission costs were approximately $33.3 million. This amount, less $2.2 million that was retained by the SPP as administration cost, was returned to us as revenues. In 2003, our transmission costs were approximately $32.7 million with an administration cost of $2.9 million retained by the SPP.

(b)    Fuel used for generation: Includes cost of fuel burned, changes in fair value of fuel contracts and net dispatch costs, which represent energy transactions allocated to us by Westar Energy.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity, for the two years ended December 31, 2004 and 2003. No sales volumes are shown for energy marketing, transmission or other.

	2004	2003	Change	% Change
	(Thousands of MWh)
Residential	2,816	2,842	(26)	(0.9)
Commercial	2,768	2,685	83	3.1
Industrial	3,511	3,459	52	1.5
Other retail	44	44	—	—

Total Retail	9,139	9,030	109	1.2
Tariff-based wholesale	417	488	(71)	(14.5)
Market-based wholesale	2,804	2,668	136	5.1

Total	12,360	12,186	174	1.4

Our residential and tariff-based wholesale customers used less energy and our sales volumes decreased because of cooler weather during the summer. When measured by cooling degree days, the weather during 2004 was 4% cooler than during 2003 and 9% below the 20-year average. We measure cooling degree days experienced in the Wichita metropolitan area, which we believe to be generally reflective of conditions in our service territory. The accrual for rebates to be paid to customers in 2005 and 2006 pursuant to the July 25, 2003 KCC order also reduced revenues from retail sales. During 2004, we accrued $4.0 million as compared to $1.7 million accrued during 2003.

Market-based wholesale sales increased due primarily to increased sales volumes and an approximate 6% increase in the average price per MWh. As a result of the milder weather, we had additional energy production available for sale at certain times during the year that was not needed to serve our retail and tariff-based wholesale customers. Increased sales volumes accounted for approximately $4.6 million of the increased market-based wholesale sales and higher average market prices accounted for approximately $5.0 million of the increase. Energy marketing sales declined because we had less favorable changes in 2004 as compared to the favorable changes in 2003 in the settlement and the fair value of positions receiving mark-to-market accounting treatment.

Fuel used for generation decreased in 2004 due primarily to a reduction in fuel costs that were allocated to us by Westar Energy. In 2004, Wolf Creek did not have a scheduled refueling outage.

Purchased power expense increased due primarily to a 10% increase in volumes purchased during 2004 as compared to 2003. This was due to the unplanned outages or reduced operating capability of our units at certain times and the availability of economically priced power due to cooler weather in our region. At times, it was more economical to purchase power than to operate our available generating units.

Selling, general and administrative expenses increased in 2004, which reflects an increase in labor overheads allocated to us by Westar Energy. Operating and maintenance expenses increased due primarily to increased expenses associated with maintenance at Jeffrey Energy Center, increased planned and unplanned unit maintenance at various other generating units, increased maintenance of the distribution system, increased operating costs at Wolf Creek and an increase in transmission costs. During 2004, increased maintenance of our generating units accounted for 14% of the increase in operating and maintenance expenses. The increase in distribution expenses accounted for 35% of the increase in operating and maintenance expenses. Distribution expenses increased due to increased staffing levels and higher costs associated with the termination of portions of the ONEOK, Inc. shared services agreement as discussed in Note 17 of the Notes to Consolidated Financial Statements, “Related Party Transactions.” Wolf Creek operating costs increased 22% because it operated more during 2004 because Wolf Creek did not have a scheduled refueling outage as it did in 2003. An increase in transportation costs accounted for 9% of the increase in operating and maintenance expenses.

2003 compared to 2002: Below we discuss our operating results for the year ended December 31, 2003 as compared to the results for the year ended December 31, 2002.

	Year Ended December 31,
	2003	2002	Change	% Change
	(In Thousands)
SALES:
Residential	$220,929	$223,339	$(2,410)	(1.1)
Commercial	169,670	170,847	(1,177)	(0.7)
Industrial	153,463	152,915	548	0.4
Other retail	3,253	4,952	(1,699)	(34.3)

Total Retail Sales	547,315	552,053	(4,738)	(0.9)
Tariff-based wholesale	20,693	25,029	(4,336)	(17.3)
Market-based wholesale	86,169	69,433	16,736	24.1
Energy marketing	6,093	449	5,644	1,257.0
Transmission (a)	36,217	36,189	28	0.1
Other	13,167	12,371	796	6.4

Total Sales	709,654	695,524	14,130	2.0

OPERATING EXPENSES:
Fuel used for generation (b)	155,390	156,906	(1,516)	(1.0)
Purchased power	22,585	13,825	8,760	63.4
Operating and maintenance	221,667	215,796	5,871	2.7
Depreciation and amortization	90,604	93,934	(3,330)	(3.5)
Selling, general and administrative	70,737	81,249	(10,512)	(12.9)

Total Operating Expenses	560,983	561,710	(727)	(0.1)

INCOME FROM OPERATIONS	$148,671	$133,814	$14,857	11.1

(a)    Transmission: Includes an SPP network transmission tariff. In 2003, our transmission costs were approximately $32.7 million. This amount, less $2.9 million that was retained by the SPP as administration cost, was returned to us as revenues. In 2002, our transmission costs were approximately $32.9 million with an administration cost of $2.9 million retained by the SPP.

(b)    Fuel used for generation: Includes cost of fuel burned, changes in fair value of fuel contracts and net dispatch costs allocated to us by Westar Energy.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity, for the two years ended December 31, 2003 and 2002. No sales volumes are shown for energy marketing, transmission or other.

	2003	2002	Change	% Change
	(Thousands of MWh)
Residential	2,842	2,889	(47)	(1.6)
Commercial	2,685	2,675	10	0.4
Industrial	3,459	3,397	62	1.8
Other retail	44	44	—	—

Total Retail	9,030	9,005	25	0.3
Tariff-based wholesale	488	744	(256)	(34.4)
Market-based wholesale	2,668	3,087	(419)	(13.6)

Total	12,186	12,836	(650)	(5.1)

Our residential and tariff-based wholesale customers used less energy and our sales declined because of cooler weather. The remainder of the decline in retail sales revenues was due primarily to the decline in the accrual of approximately $1.7 million to be refunded to customers in 2005 and 2006 pursuant to a KCC order.

The increases in energy marketing and wholesale sales revenues more than offset the decline in retail sales revenues. Higher wholesale market prices were the primary cause of improvement in energy marketing and wholesale sales revenues. The higher wholesale market prices more than offset the decline in wholesale sales volumes.

Fuel used for generation decreased in 2003 due primarily to a reduction in fuel costs that were allocated to us by Westar Energy.

Selling, general and administrative expenses declined in 2003, which reflects a reduction in numerous incremental administrative expenses incurred in 2002 that were allocated to us for Westar Energy’s work force reduction. Depreciation and amortization expense decreased due primarily to the adoption of new depreciation rates on April 1, 2002. Operating and maintenance expense increased due primarily to increased general maintenance expenses at our generating facilities.

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

We expect our internally generated cash, advances from Westar Energy, availability of cash through Westar Energy’s credit facilities and access to capital markets to be sufficient to fund operations and debt service payments. We do not maintain independent short-term credit facilities and rely on Westar Energy for short-term cash needs. If Westar Energy is unable to borrow under its credit facilities, we could have a short-term liquidity problem that could require us to obtain a credit facility for our short-term cash needs and that could result in higher borrowing costs.

Capital Resources

Our mortgage contains provisions restricting the amount of first mortgage bonds that could be issued. Additionally, Westar Energy’s revolving credit facility prohibits us and Westar Energy from increasing the amount of secured indebtedness outstanding as of March 12, 2004 by more than $300.0 million. Therefore, we must ensure that we will be able to comply with such restrictions prior to the issuance of additional first mortgage bonds or other secured indebtedness.

Our mortgage prohibits additional first mortgage bonds from being issued, except in connection with certain refundings, unless our net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than either two and one-half times the annual interest charges on, or 10% of the principal amount of, all of our first mortgage bonds outstanding after giving effect to the proposed issuance. In addition, the issuance of bonds is subject to limitations based on the amount of bondable property additions. At December 31, 2004, based on an assumed interest rate of 6%, approximately $874.0 million principal amount of additional first mortgage bonds could be issued under the most restrictive provisions in the mortgage.

Westar Energy’s revolving credit facility prohibits us and Westar Energy from increasing the amount of secured indebtedness outstanding as of March 12, 2004 by more than $300.0 million. In June 2004, Westar Energy issued $250.0 million of Westar Energy first mortgage bonds and immediately placed the funds in escrow for retirement of $225.0 million of Westar Energy first mortgage bonds, which was completed in July 2004. Therefore, at December 31, 2004, we could incur a maximum of $275.0 million of additional secured debt under this provision in the Westar Energy revolving credit facility. On January 18, 2005, Westar Energy sold $250.0 million aggregate principal amount of Westar Energy first mortgage bonds. Following this issuance, we and/or Westar Energy can incur a maximum of $25.0 million of additional secured debt under this provision in Westar Energy’s revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operating activities decreased $3.4 million to $137.5 million in 2004 from $140.9 million in 2003. This decrease was mostly attributable to changes in working capital.

Cash Flows used in Investing Activities

In general, cash used for investing purposes relates to the growth and improvement of our utility operations. Our business is capital intensive and requires significant investment in plant on an annual basis. We spent $99.3 million in 2004, $90.2 million in 2003 and $65.2 million in 2002 on net additions to property, plant and equipment.

Cash Flows used in Financing Activities

Net cash used in financing activities totaled $25.5 million for the year ended December 31, 2004 as compared to $30.9 million for the year ended December 31, 2003. In 2004, cash was used for the retirement of long-term debt and to pay $75.0 million in dividends to Westar Energy. In 2003, cash was used to retire long-term debt and to pay $100.0 million in dividends to Westar Energy. Net cash used in financing activities totaled $81.9 million for the year ended December 31, 2002 due primarily to funds placed in a trust for long-term debt retirement.

Future Cash Requirements

Our business requires significant capital investments. Through 2007, we expect we will need cash mostly for utility construction programs designed to improve facilities providing electric service and for future peaking capacity needs. We believe that internally generated funds, borrowings from Westar Energy and access to capital markets will be sufficient to meet our operating and capital expenditure requirements and debt service payments.

We are required to pay our share of the combined rebates to retail customers of $10.5 million on May 1, 2005 and $10.0 million on January 1, 2006. We currently estimate we will be responsible for 47% of the rebate. Ultimate allocation will be determined by the KCC. Westar Energy and we believe we can fund these rebates with internally generated cash flow and available borrowing capacity under Westar Energy’s revolving credit facility.

If Westar Energy is required to update emissions controls or take other remedial action as a result of the EPA’s investigation of Westar Energy, the costs could be material. Westar Energy may also have to pay fines or penalties or make significant capital or operational expenditures related to the notice of violation Westar Energy received from the EPA in connection with certain projects completed at Jeffrey Energy Center. In addition, significant capital or operational expenditures may be required in order to comply with future environmental regulations or in connection with future remedial obligations. We anticipate that we would be allocated a portion of any of these potential costs. The following table does not include any amounts related to these possible expenditures. In addition, KCPL, the operator of our jointly owned LaCygne Generating Station, has informed us that it is considering updating or installing additional equipment related to emissions controls at the LaCygne Generating Station. If KCPL decides to complete this work, we will incur costs beginning in 2005 and continuing through the completion of installation in 2007. We expect that costs related to updating or installing emissions controls will be material. These costs are not included in the following table. We believe that these costs would qualify for recovery through rates.

Capital expenditures for 2004 and anticipated capital expenditures for 2005 through 2007, including costs of removal, are shown in the following table.

	Actual 2004	2005	2006	2007
	(In Thousands)
Replacements and other	$57,037	$70,400	$80,900	$79,200
Additional capacity	2,709	5,100	2,100	3,500
New customer construction	18,616	21,400	25,900	24,300
Nuclear fuel	20,965	4,900	19,400	24,000

Total capital expenditures	$99,327	$101,800	$128,300	$131,000

We prepare these estimates for planning purposes and revise our estimates from time to time. Actual expenditures will differ from our estimates. These amounts do not include any estimate of expenditures that may be incurred as a result of the EPA investigation or other enacted or proposed environmental regulations. Environmental expenditures could be material.

Maturities of long-term debt at December 31, 2004 are as follows.

Principal Amount
Year	(In Thousands)
2005	$65,000
2006	100,000
Thereafter	387,419

$552,419

Debt Financings

On March 12, 2004, Westar Energy entered into a revolving credit facility. The credit facility matures on March 12, 2007. It is used as a source of short-term liquidity. It allows borrowings up to an aggregate limit of $300.0 million, including letters of credit up to a maximum aggregate amount of $50.0 million. At December 31, 2004, Westar Energy had no outstanding borrowings and $15.3 million of letters of credit outstanding under the revolving credit facility. All borrowings under the revolving credit facility are secured by our first mortgage bonds.

On June 10, 2004, we refinanced $327.5 million of pollution control bonds. The original issue had an interest rate of 7% and was due in 2031. This issue was replaced with pollution control bonds at interest rates of 5.3% on $127.5 million that matures in 2031, 2.65% on $100.0 million that is putable in 2006, and a variable rate on $100.0 million that matures in 2031.

Debt Covenants

Some of Westar Energy’s debt instruments contain restrictions that require it to maintain various coverage and leverage ratios as defined in the agreements. Westar Energy calculates these ratios in accordance with its credit agreements. These ratios are used solely to determine compliance with its various debt covenants. Westar Energy was in compliance with these covenants at December 31, 2004.

Credit Ratings

Standard & Poor’s Ratings Group (S&P), Moody’s Investors Service (Moody’s) and Fitch Investors Service (Fitch) are independent credit-rating agencies that rate Westar Energy’s and our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our securities.

On February 23, 2005, Moody’s upgraded its ratings for our debt and affirmed the speculative liquidity rating it assigned to Westar Energy of SGL-2, reflecting its view that Westar Energy has “good” liquidity. On December 22, 2004, Fitch raised its outlook rating to positive from stable and affirmed its ratings as shown in the table below. On July 22, 2004, S&P improved its ratings on our first mortgage bonds to BBB from BB+.

As of March 1, 2005, ratings with these agencies are as shown in the table below.

	Westar Energy Mortgage Bond Rating	Westar Energy Unsecured Debt	KGE Mortgage Bond Rating
S&P	BBB-	BB-	BBB
Moody’s	Baa3	Ba1	Baa3
Fitch	BBB-	BB+	BBB-

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are economically favorable to us. Westar Energy and we have credit rating conditions under our revolving credit agreement and in the agreements governing the sale of our accounts receivable discussed in Note 4 of the Notes to Consolidated Financial Statements, “Accounts Receivable and Variable Interest Entities” that affect the cost of borrowing but do not trigger a default. We may enter into new credit agreements that contain credit conditions, which could affect our liquidity and/or our borrowing costs.

Capital Structure

Our consolidated capital structure at December 31, 2004 and 2003 was as follows.

	2004	2003
Shareholder’s equity	66%	66%
Long-term debt	34%	34%

Total	100%	100%

OFF-BALANCE SHEET ARRANGEMENTS

Accounts Receivable Sales Program

Under a revolving accounts receivable sales program, we and Westar Energy can currently sell up to $125.0 million of our accounts receivable. For additional detail, see Note 4 of the Notes to Consolidated Financial Statements, “Accounts Receivable and Variable Interest Entities.”

LaCygne 2 Sale/Leaseback Agreement

In 1987, KGE sold and leased back its 50% undivided interest in the LaCygne 2 generating unit. The LaCygne 2 lease has an initial term of 29 years, with various options to renew the lease or repurchase the 50% undivided interest. KGE remains responsible for its share of operating and maintenance costs and other related operating costs of LaCygne 2. The lease is an operating lease for financial reporting purposes. We recognized a gain on the sale, which was deferred and is being amortized over the lease term. See Note 16 of the Notes to Consolidated Financial Statements, “Operating Leases,” for additional information.

CONTRACTUAL CASH OBLIGATIONS

In the course of our business activities, we enter into a variety of contractual obligations. Some of these result in direct obligations reflected on our consolidated balance sheets while others are commitments, some firm and some based on uncertainties, not reflected in our underlying consolidated financial statements. The obligations listed below do not include amounts for on-going needs for which no contractual obligations existed at December 31, 2004, and represent only those amounts that we were contractually obligated to meet at December 31, 2004. We may from time to time enter into new contracts to replace contracts that expire.

The following table summarizes the projected future cash payments for our contractual obligations existing at December 31, 2004.

	Total	2005 (c)	2006 (c) –2007	2008 – 2009	Thereafter
Contractual Obligations	(In Thousands)
Long-term debt (a)	$552,419	$65,000	$100,000	$—	$387,419
Interest payments on long-term debt (b)	356,327	23,251	31,852	25,653	275,571

Adjusted long-term debt	908,746	88,251	131,852	25,653	662,990

Operating leases (d)	567,444	41,418	126,534	59,627	339,865
Fossil fuel (e)	355,655	43,298	70,953	64,264	177,140
Nuclear fuel (f)	162,691	4,404	39,898	12,649	105,740
Unconditional purchase obligations	21,956	15,982	5,974	—	—

Total contractual obligations, including adjusted long-term debt	$2,016,492	$193,353	$375,211	$162,193	$1,285,735

(a)    See Note 9 of the Notes to Consolidated Financial Statements, “Long-term Debt,” for individual long-term debt maturities.

(b)    We calculate interest payments on our variable rate debt based on the effective interest rate at December 31, 2004.

(c)    We have an obligation to pay rebates to customers in 2005 and 2006.

(d)    Includes the LaCygne 2 lease, office space, operating facilities, office equipment, operating equipment and other miscellaneous commitments.

(e)    Coal and natural gas commodity and transportation contracts.

(f)     Uranium concentrates, conversion, enrichment, fabrication and spent fuel disposal.

OTHER INFORMATION

Ice Storm

On January 4 and 5, 2005, substantially all of our service territory experienced a severe ice storm. The storm interrupted electric service in a large portion of our service territory and damaged a significant portion of our electric distribution system. We estimate that we will incur $31.0 million to $35.0 million of system restoration costs. Of this amount, we expect $5.5 million to $7.5 million to be accounted for as capital expenditures and we expect the balance related to maintenance expenditures to be accounted for as a regulatory asset. On February 3, 2005, we filed an application for an accounting authority order with the KCC requesting that we be allowed to accumulate and defer for future recovery maintenance costs related to system restoration. We can provide no assurance that the KCC will approve our application, however, in the past the KCC has approved similar requests.

Impact of Regulatory Accounting

We currently apply accounting standards that recognize the economic effects of rate regulation and record regulatory assets and liabilities related to our operations. If we determine that we no longer meet the criteria of SFAS No. 71, we may have a material non-cash charge to earnings.

At December 31, 2004, we had recorded regulatory assets currently subject to recovery in future rates of approximately $321.4 million. Of this amount, $144.8 million is related to income tax benefits previously passed on to customers. The remainder of the regulatory assets include asset retirement obligations, system restoration, loss on reacquired debt, refinancing costs on the LaCygne 2 lease, deferred employee benefit costs, deferred plant costs and coal contract settlement costs. We periodically review SFAS No. 71 criteria and believe that our net regulatory assets are probable of future recovery.

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

Non-legal Liability - Cost of Removal

We have recovered amounts in rates to provide for recovery of the probable costs of removing utility plant assets, but which do not represent legal retirement obligations. At December 31, 2004, we had $2.6 million in removal costs classified as a regulatory liability. At December 31, 2003, we had $2.1 million in removal costs classified as a regulatory asset. The net amount related to non-legal retirement costs can fluctuate based on amounts related to removal costs recovered compared to removal costs incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hedging Activity

Westar Energy and we jointly use financial and physical instruments to economically hedge the price of a portion of our anticipated fossil fuel needs. At the time we enter into these transactions, we are unable to determine what the value will be when the agreements are actually settled.

In an effort to mitigate market risk associated with fuel and energy prices, we may use economic hedging arrangements to reduce our exposure to price increases. Our future exposure to changes in prices will be dependent on the market prices and the extent and effectiveness of any economic hedging arrangements into which we enter.

See Note 5 of the Notes to Consolidated Financial Statements, “Financial Instruments, Energy Marketing and Risk Management — Derivative Instruments and Hedge Accounting — Hedging Activities,” for detailed information regarding hedging relationships.

Market Price Risks

Our economic hedging and trading activities involve risks, including commodity price risk, interest rate risk and credit risk. Commodity price risk is the risk that changes in commodity prices may impact the price at which we are able to buy and sell electricity and purchase fuels for our generating units. We believe we will continue to experience volatility in the prices for these commodities. This volatility may increase or decrease future earnings.

Interest rate risk represents the risk of loss associated with movements in market interest rates. In the future, we may use swaps or other financial instruments to manage interest rate risk.

Credit risk represents the risk of loss resulting from non-performance by a counterparty of its contractual obligations. We have exposure to credit risk and counterparty default risk with our retail, wholesale and energy marketing activities. We maintain credit policies intended to reduce overall credit risk. We employ additional credit risk control mechanisms that we believe are appropriate, such as letters of credit, parental guarantees and master netting agreements with counterparties that allow for offsetting exposures. Results actually achieved from economic hedging and trading activities could vary materially from intended results and could materially affect our consolidated financial results depending on the success of our credit risk management efforts.

Commodity Price Exposure

We are exposed to commodity price changes outside of trading activities. We use derivative contracts for non-trading purposes and a mix of various fuel types primarily to reduce exposure relative to the volatility of market and commodity prices. The wholesale power market is extremely volatile in price and supply. This volatility impacts our costs of power purchased and our participation in energy trades. If we were unable to generate an adequate supply of electricity for our customers, we would purchase power in the wholesale market to the extent it is available, subject to possible transmission constraints, and/or implement curtailment or interruption procedures as permitted in our tariffs and terms and conditions of service. The increased expenses or loss of revenues associated with this could be material and adverse to our consolidated results of operations and financial condition.

From 2003 to 2004, we experienced an approximate 18% increase in the average price per MWh of electricity purchased for utility operations. Volatility in the prices for power we purchase could be greater than the average price increase indicates. Additionally, short-term, but extreme price volatility could potentially be of greater significance than the change in the average price would indicate, especially during adverse weather or market conditions. If we were to have a 10% increase in our purchased power price from 2004 to 2005, given the amount of power purchased for utility operations during 2004, we would have exposure of approximately $2.0 million of operating income. Due to the volatility of the power market, we believe past prices are not a good predictor of future prices.

We use various fossil fuel types, including coal, natural gas and oil, to operate our plants. A significant portion of our coal requirements are purchased under long-term contracts. During 2004, we experienced an approximate 21% increase, or $0.94 per MMBtu, in our average cost for natural gas purchased for utility operations. Due to this substantial increase in natural gas cost, we decreased our natural gas usage by approximately 1% compared to the amount burned in 2003. Due to the volatility of natural gas prices, we have increasingly operated facilities that have allowed us to use lower cost fuel types as generating unit constraints and environmental restrictions allow, primarily by using oil in our facilities that also burn natural gas. Although the average cost for oil purchased for utility operations increased $0.59 per MMBtu, or approximately 19%, compared to the average cost in 2003, it was $1.66 per MMBtu less than the average cost of the natural gas we burned. If we were to have a 10% increase in our price for natural gas and oil burned from 2004 to 2005, based on MMBtus of natural gas and oil burned during 2004, we would have exposure of approximately $4.2 million of operating income. Due to the volatility of natural gas prices, past prices cannot be used to predict future prices.

We have 100% of the uranium and conversion services required to operate Wolf Creek under contract through September 2009. We also have 100% of the enrichment services required to operate Wolf Creek under contract through March 2008. We will be exposed to the price risk associated with any components not currently under contract if a counterparty were to fail its contractual obligations.

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

Interest Rate Exposure

We had approximately $211.4 million of variable rate debt and current maturities of fixed rate debt at December 31, 2004. A 100 basis point change in interest rates applicable to this debt would impact operating income on an annualized basis by approximately $2.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCHEDULES OMITTED

The following schedules are omitted because of the absence of the conditions under which they are required or the information is included on our consolidated financial statements and schedules presented:

I, III, IV, and V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Kansas Gas and Electric Company

Topeka, Kansas

We have audited the accompanying consolidated balance sheets of Kansas Gas and Electric Company (the “Company”), a wholly-owned subsidiary of Westar Energy, Inc., as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations.”

DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 11, 2005

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	As of December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$812	$6,321
Accounts receivable, net	92,284	80,771
Inventories and supplies	64,397	66,482
Energy marketing contracts	4,020	8,688
Deferred tax assets	544	2,956
Prepaid expenses	24,070	24,657
Other	2,633	1,457

Total Current Assets	188,760	191,332

PROPERTY, PLANT AND EQUIPMENT, NET	2,349,673	2,362,371

OTHER ASSETS:
Regulatory assets	321,359	316,670
Nuclear decommissioning trust	91,095	80,075
Other	40,303	31,225

Total Other Assets	452,757	427,970

TOTAL ASSETS	$2,991,190	$2,981,673

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$65,000	$—
Accounts payable	39,772	41,783
Payable to affiliates	91,504	81,380
Accrued interest	7,308	8,246
Accrued taxes	29,420	28,059
Energy marketing contracts	2,497	6,799
Other	30,079	24,543

Total Current Liabilities	265,580	190,810

LONG-TERM LIABILITIES:
Long-term debt, net	487,419	549,604
Unamortized investment tax credits	46,073	48,663
Deferred income taxes	656,838	684,965
Deferred gain from sale-leaseback	138,981	150,810
Asset retirement obligation	87,118	80,695
Nuclear decommissioning	91,095	80,075
Other	126,280	110,473

Total Long-Term Liabilities	1,633,804	1,705,285

COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDER’S EQUITY:
Common stock, without par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Retained earnings	26,172	19,944

Total Shareholder’s Equity	1,091,806	1,085,578

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,991,190	$2,981,673

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in Thousands)

	Year Ended December 31,
	2004	2003	2002
SALES	$714,939	$709,654	$695,524

OPERATING EXPENSES:
Fuel and purchased power	181,039	177,975	170,731
Operating and maintenance	229,587	221,667	215,796
Depreciation and amortization	91,835	90,604	93,934
Selling, general and administrative	75,105	70,737	81,249

Total Operating Expenses	577,566	560,983	561,710

INCOME FROM OPERATIONS	137,373	148,671	133,814

OTHER INCOME (EXPENSE):
Other income	25,353	13,921	2,784
Other expense	(14,880)	(14,412)	(14,185)

Total Other Income (Expense)	10,473	(491)	(11,401)

Interest Expense	32,060	54,550	46,795

INCOME FROM OPERATIONS BEFORE INCOME TAXES	115,786	93,630	75,618

Income tax expense	34,558	27,003	16,079

NET INCOME	$81,228	$66,627	$59,539

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gain on cash flow hedges	$—	$2,421	$17,644
Adjustment for (gain) loss included in net income	—	(3,135)	1,374
Income tax benefit (expense) related to items of other comprehensive income	—	284	(7,565)

Total other comprehensive (loss) gain, net of tax	—	(430)	11,453

COMPREHENSIVE INCOME	$81,228	$66,197	$70,992

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$81,228	$66,627	$59,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,835	90,604	93,934
Amortization of nuclear fuel	14,221	12,410	13,142
Amortization of deferred gain from sale-leaseback	(11,828)	(11,828)	(11,828)
Amortization of prepaid corporate-owned life insurance	12,764	12,060	14,956
Net deferred taxes	(13,402)	4,469	18,477
Net changes in energy marketing assets and liabilities	388	739	4,338
(Gain) loss on sale of property	(503)	—	1,423
Changes in working capital items:
Restricted cash	—	—	(10,282)
Accounts receivable, net	(11,513)	(31,993)	(4,418)
Inventories and supplies	2,085	(926)	(24)
Prepaid expenses and other	(44,688)	(45,693)	(48,233)
Accounts payable	(2,427)	10,209	(20,572)
Payable to affiliates	10,124	26,517	45,951
Other current liabilities	2,409	3,309	(7,378)
Changes in other, assets	(6,139)	(9,385)	(7,269)
Changes in other, liabilities	12,923	13,803	16,275

Cash flows from operating activities	137,477	140,922	158,031

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(92,994)	(85,580)	(59,232)
Removal, dismantlement and salvage of property, plant and equipment	(6,333)	(4,645)	(5,980)
Investment in corporate-owned life insurance	(19,658)	(19,599)	(19,399)
Proceeds from investment in corporate-owned life insurance	—	—	7,859
Proceeds from sale of property	1,506	—	1,205

Cash flows used in investing activities	(117,479)	(109,824)	(75,547)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from long-term debt	321,540	—	—
Retirements of long-term debt	(329,137)	(135,005)	—
Funds in trust for debt repayments	—	145,260	(135,000)
Borrowings against cash surrender value of corporate-owned life insurance	57,090	58,818	61,120
Repayment of borrowings against cash surrender value of corporate-owned life insurance	—	—	(8,018)
Dividends to parent company	(75,000)	(100,000)	—

Cash flows used in financing activities	(25,507)	(30,927)	(81,898)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,509)	171	586

CASH AND CASH EQUIVALENTS:
Beginning of period	6,321	6,150	5,564

End of period	$812	$6,321	$6,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$30,133	$44,696	$43,917

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in Thousands)

	Year Ended December 31,
	2004	2003	2002
Common Stock	$1,065,634	$1,065,634	$1,065,634

Accumulated other comprehensive income:
Beginning balance	—	430	(11,023)
Unrealized holding gain on cash flow hedges	—	2,421	17,644
Adjustment for (gain) loss included in net income	—	(3,135)	1,374
Tax benefit (expense)	—	284	(7,565)

Accumulated other comprehensive income	—	—	430

Retained Earnings:
Beginning balance	19,944	53,317	(6,222)
Net income	81,228	66,627	59,539
Dividends to parent company	(75,000)	(100,000)	—

Ending balance	26,172	19,944	53,317

Total Shareholder’s Equity	$1,091,806	$1,085,578	$1,119,381

The accompanying notes are an integral part of these consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Kansas Gas and Electric Company is a regulated electric utility incorporated in 1990 in Kansas. Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to “the company,” “KGE,” “we,” “us,” “our” and similar words are to Kansas Gas and Electric Company. We are a wholly owned subsidiary of Westar Energy, Inc. (Westar Energy) and we provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We provide electric generation, transmission and distribution services to approximately 301,000 customers in south-central and southeastern Kansas, including the city of Wichita, Kansas. Our corporate headquarters is located in Wichita, Kansas.

We own a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas, and a 47% interest in Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our consolidated financial statements in accordance with Generally Accepted Accounting Principles (GAAP) for the United States of America. Our consolidated financial statements include our undivided interests in jointly-owned generation facilities on a pro rata basis. Material intercompany accounts and transactions have been eliminated in consolidation.

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, valuation of our energy marketing portfolio, intangible assets, income taxes, our portion of WCNOC’s pension and other post-retirement benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions.

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

Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities represent probable obligations to make refunds to customers for previous collections for costs that are not likely to be incurred in the future. Regulatory assets and liabilities reflected on our consolidated balance sheets are as follows.

	As of December 31,
	2004	2003
	(In Thousands)
Amounts due from customers for future income taxes, net	$144,817	$155,800
Debt reacquisition costs	26,264	18,074
Deferred employee benefit costs	2,526	—
Deferred plant costs	27,979	28,532
2002 ice storm costs	10,748	9,898
Asset retirement obligations	77,349	70,455
KCC depreciation	22,596	14,294
Wolf Creek outage	6,467	13,645
Other regulatory assets	2,613	5,972

Total regulatory assets	$321,359	$316,670

Total regulatory liabilities	$14,689	$6,374

•      Amounts due from customers for future income taxes, net: In accordance with various rate orders, we have reduced rates to reflect the tax benefits associated with certain accelerated tax deductions. We believe it is probable that the net future increases in income taxes payable will be recovered from customers when these temporary tax benefits reverse. We have recorded a regulatory asset for these amounts. We also have recorded a regulatory liability for our obligation to reduce rates charged customers for deferred taxes recovered from customers at corporate tax rates higher than the current tax rates. The rate reduction will occur as the temporary differences resulting in the excess deferred tax liabilities reverse. The tax-related regulatory assets and liabilities as well as unamortized investment tax credits are also temporary differences for which deferred income taxes have been provided. These items are measured by the expected cash flows to be received or settled through future rates. The net regulatory asset for these tax items is classified above as amounts due from customers for future income taxes.

•      Debt reacquisition costs: Includes loss on reacquired debt and refinancing costs on the LaCygne 2 generating unit lease. Debt reacquisition costs are amortized over the original term of the reacquired debt or, if refinanced, the term of the new debt.

•      Deferred employee benefit costs: Employee benefit costs as authorized by a Kansas Corporation Commission (KCC) accounting authority order received January 13, 2005.

•      Deferred plant costs: Deferred plant costs under SFAS No. 90 “Registered Enterprises — Accounting for Abandonments and Disallowances of Plant Costs,” related to the Wolf Creek nuclear generating facility will be recovered over the term of the plant’s operating license through 2025.

•      2002 ice storm costs: We accumulated and deferred for future recovery costs related to system restoration from an ice storm that occurred in January 2002. We were authorized to accrue carrying costs on this item. Recovery of this asset will be considered during the 2005 rate review.

•      Asset retirement obligations: Asset retirement obligations represent amounts associated with our legal obligation to retire Wolf Creek. We recover final retirement costs through rates as provided by the KCC. We have placed amounts recovered through rates in a trust. The trust’s funds will be used to pay for the costs to retire and decommission Wolf Creek. See Note 13, “Asset Retirement Obligations,” for information regarding our Nuclear Decommissioning Trust Fund.

•      KCC depreciation: Due to the change in our depreciation rates for ratemaking purposes for Wolf Creek and LaCygne 2, we record a regulatory asset for the amount that our depreciation expense exceeds our depreciation costs recovered in rates. See “—Depreciation” for additional information.

•	Wolf Creek outage: Represents maintenance costs incurred in our most recent refueling outage. In accordance with regulatory treatment, this amount is amortized to expense ratably over the 18-month period after the outage.

•	Other regulatory assets: This includes various regulatory assets that are relatively small in relation to the total regulatory assets balance. Other regulatory assets include coal contract settlement costs, rate review expense, and the net removal component included in depreciation rates.

•	Other regulatory liabilities: This includes various regulatory liabilities that are relatively small and includes provisions for rate refunds, property taxes, emissions allowances, savings from the sale of an office building and the net removal component included in depreciation rates. Other regulatory liabilities are included in other long-term liabilities on our consolidated balance sheets.

A return is allowed on the KCC depreciation and coal contract settlement costs.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventories and Supplies

Inventories and supplies are stated at average cost.

Property,	Plant and Equipment

Property, plant and equipment is stated at cost. For utility plant, cost includes contracted services, direct labor and materials, indirect charges for engineering and supervision, and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds used to finance construction projects. The AFUDC rate was 3.8% in 2004, 5.3% in 2003 and 6.0% in 2002. The cost of additions to utility plant and replacement units of property is capitalized. AFUDC capitalized was $1.1 million in 2004, $0.9 million in 2003 and $1.0 million in 2002.

Maintenance costs and replacement of minor items of property are charged to expense as incurred. Normally, when a unit of depreciable property is retired, the original cost, less salvage value, is charged to accumulated depreciation.

Depreciation

Utility plant is depreciated on the straight-line method at rates based on the estimated remaining useful lives of the assets, which are based on an average annual composite basis using group rates that approximated 2.2% during 2004, 2.2% during 2003 and 2.4% during 2002.

Effective April 1, 2002, we adopted new depreciation rates which reduced our annual depreciation expense by approximately $18.0 million.

As part of the 2001 KCC rate order, the KCC extended the estimated retirement date for Wolf Creek from 2025 to 2045, although our operating license for Wolf Creek expires in 2025. The KCC also extended the estimated retirement date for LaCygne 2 to 2032, although the term of our lease for LaCygne 2 expires in 2016. The effect of extending the retirement date was to reduce our depreciation and amortization expense recovered in customer rates. For financial statement purposes, we recognize depreciation and amortization expense based on the current operating license and the lease term. We record a regulatory asset for the difference between the KCC allowed expense and the expense recorded for financial statement purposes.

Depreciable lives of property, plant and equipment are as follows.

Years
Fossil fuel generating facilities	6 to 68
Nuclear fuel generating facility	38 to 45
Transmission facilities	28 to 65
Distribution facilities	19 to 57
Other	5 to 55

Nuclear Fuel

Our share of the cost of nuclear fuel used in the process of refinement, conversion, enrichment and fabrication is recorded as an asset in property, plant and equipment on our consolidated balance sheets at original cost and is amortized to fuel and purchased power based on the quantity of heat consumed during the generation of electricity, as measured in millions of British Thermal Units (MMBtu). The accumulated amortization of nuclear fuel in the reactor was $30.9 million at December 31, 2004 and $16.6 million at December 31, 2003. Spent fuel charged to fuel and purchased power was $19.3 million in 2004, $17.0 million in 2003 and $17.8 million in 2002.

Cash Surrender Value of Life Insurance

We recorded the following amounts related to corporate-owned life insurance policies (COLI) in other long-term assets on our consolidated balance sheets at December 31.

	2004	2003
	(In Thousands)
Cash surrender value of policies	$825,268	$767,742
Borrowings against policies	(812,096)	(755,006)

COLI, net	$13,172	$12,736

Income is recorded for increases in cash surrender value and net death proceeds. Interest incurred on amounts borrowed is offset against policy income. Income recognized from death proceeds is highly variable from period to period. Death benefits recognized as income on our consolidated statements of income approximated $0.8 million in 2004, $0.2 million in 2003 and $2.1 million in 2002.

Revenue Recognition – Energy Sales

We recognize revenues from retail energy sales upon delivery to the customer and include an estimate for energy delivered but unbilled. Our estimate of revenue attributable to this unbilled portion is based on the total energy available for sale measured against total billed sales. At December 31, 2004, we had estimated unbilled revenue of $25.0 million.

We are allocated a share of revenues from energy marketing derivative contracts that are jointly entered into with Westar Energy based on actual fuel burned at our generating facilities. The amount of actual fuel burned by a given generating facility is largely determined by utilizing the most economical units first. We account for energy marketing derivative contracts under the mark-to-market method of accounting. Under this method, we recognize changes in the portfolio value as gains or losses in the period of change. Unless related to fuel, we include the net mark-to-market change in sales on our consolidated statements of income. We record the resulting unrealized gains and losses as energy marketing long-term or short-term assets and liabilities on our consolidated balance sheets as appropriate. We use quoted market prices to value our energy marketing derivative contracts when such data are available. When market prices are not readily available or determinable, we use alternative approaches, such as model pricing. Prices used to value these transactions reflect our best estimate of fair values of our trading positions. Results actually achieved from these activities could vary materially from intended results and could affect our consolidated financial results.

Income Taxes

We use the asset and liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. We recognize the future tax benefits to the extent that realization of such benefits is more likely than not. We amortize deferred investment tax credits over the lives of the related properties.

Reclassifications

We have reclassified certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements.

3. RATE MATTERS AND REGULATION

Rate Review Request

As a result of an earlier KCC order, Westar Energy and we will file a request for a rate review with the KCC by May 2, 2005, based on a test year consisting of the 12 months ended December 31, 2004.

Electric Service Reliability

On January 16, 2004, the KCC issued an order regarding electric service reliability for retail customers. The order was intended to help the KCC assess the reliability of retail electric service. Specifically, the KCC wanted to establish uniform definitions and requirements regarding service obligations, record keeping, customer notification and methods of reporting results to the KCC. On February 10, 2004, the North American Electric Reliability Council (NERC) issued reliability improvement initiatives stemming from the investigation of the August 14, 2003 blackout in portions of the northeastern United States. These initiatives will impact our operations in a number of ways, including system relay protection, vegetation management and operator training. The NERC and the ten operating regions in the United States, including the Southwest Power Pool, are working together to determine what operating policies and planning standards changes are necessary to achieve the NERC’s goals. We are unable to estimate potential compliance costs at this time, it is likely that our annual capital and maintenance expenditure requirements will increase in the future.

4. ACCOUNTS RECEIVABLE AND VARIABLE INTEREST ENTITIES

Our accounts receivable on our consolidated balance sheets are comprised as follows.

	As of December 31,
	2004	2003
	(In Thousands)
Customer accounts receivable	$97,017	$85,712
Allowance for uncollectable accounts	(5,152)	(5,313)

Transferred receivables, net	91,865	80,399
Other accounts receivable	475	462
Other allowance for uncollectable accounts	(56)	(90)

Accounts receivable, net	$92,284	$80,771

Accounts Receivable Sales Program

WR Receivables Corporation, a wholly owned subsidiary of Westar Energy, has an agreement with a financial institution whereby WR Receivables can sell an interest of up to $125.0 million in a designated pool of our qualified accounts receivable. The agreement expires in July 2005. Under the terms of the agreement, new receivables generated by us are continuously purchased by WR Receivables. The receivables sold to the financial institution are not reflected in the accounts receivable balance in the accompanying consolidated balance sheets. The amounts sold to the financial institution were $80.0 million at December 31, 2004 and 2003.

We service, administer and collect the receivables on behalf of the financial institution. Administrative expenses associated with the sale of these receivables were $2.1 million in 2004, $2.4 million in 2003 and $1.3 million in 2002. We include these expenses in other expense on our consolidated statements of income.

We record receivables transferred to WR Receivables at book value, net of allowances for bad debts. This approximates fair value due to the short-term nature of the receivable. We include the transferred accounts receivables in accounts receivable, net, on our consolidated balance sheets. The interests that we hold are included in the table below.

	As of December 31,
	2004	2003
	(In Thousands)
Accounts receivables retained by WR Receivables, net	$81,842	$71,213
Accounts receivables reserved for purchaser, net	10,023	9,186

Transferred receivables, net	$91,865	$80,399

The following table provides gross proceeds and repayments between WR Receivables and the financial institution. We record these items on the consolidated statements of cash flows in the accounts receivable, net, line of cash flows from operating activities.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Proceeds from the purchaser due to the sale of receivables	$40,000	$—	$30,000
Payments to the purchaser for net collection of its receivables	(40,000)	(30,000)	(20,000)

Proceeds and repayments, net	$—	$(30,000)	$10,000

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

5. FINANCIAL INSTRUMENTS, ENERGY MARKETING AND RISK MANAGEMENT

Values of Financial Instruments

The carrying values and estimated fair values of our financial instruments are as shown in the table below.

	Carrying Value		Fair Value
	As of December 31,
	2004	2003	2004	2003
	(In Thousands)
Fixed-rate debt, net of current maturities (a)	$340,988	$505,988	$354,079	$519,094

(a)	Fair value is estimated based on quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities and redemption provisions.

The recorded amounts of accounts receivable and other current financial instruments approximate fair value. Cash and cash equivalents, short-term borrowings and variable-rate debt are carried at cost, which approximates fair value and are not included in the table above.

The fair value estimates are based on information available at December 31, 2004 and 2003. These fair value estimates have not been comprehensively revalued since that date and current estimates of fair value may differ significantly from the amounts above.

Derivative Instruments and Hedge Accounting

We are exposed to market risks from changes in commodity prices and interest rates that could affect our consolidated results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, economically hedge a portion of these risks through the use of derivative financial instruments. We use the term economic hedge to mean a strategy designed to manage risks of volatility in prices or rate movements on some assets, liabilities or anticipated transactions by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. We use derivative instruments as risk management tools consistent with our business plans and prudent business practices and for energy marketing purposes.

Westar Energy and we jointly use derivative financial and physical instruments primarily to manage risk as it relates to changes in the prices of commodities including natural gas, oil, coal and electricity. We classify derivative instruments used to manage commodity price risk inherent in fossil fuel and electricity purchases and sales as energy marketing contracts on our consolidated balance sheets. We report energy marketing contracts representing unrealized gain positions as assets; energy marketing contracts representing unrealized loss positions are reported as liabilities.

Energy Marketing Activities

We engage in both financial and physical trading to manage our commodity price risk. We trade electricity, coal, natural gas and oil. We use financial instruments, including forward contracts, options and swaps and we trade energy commodity contracts daily. We may also use economic hedging techniques to manage overall fuel expenditures. We procure physical product under forward agreements and spot market transactions.

Within the trading portfolio, we take certain positions to economically hedge a portion of physical sale or purchase contracts and we take certain positions to take advantage of market trends and conditions. We reflect changes in value on our consolidated statements of income. We believe financial instruments help us manage our contractual commitments, reduce our exposure to changes in cash market prices and take advantage of selected market opportunities. We refer to these transactions as energy marketing activities.

We are involved in trading activities to reduce risk from market fluctuations, enhance system reliability and increase profits. Net open positions exist, or are established, due to the origination of new transactions and our assessment of, and response to, changing market conditions. To the extent we have open positions, we are exposed to the risk that changing market prices could have a material, adverse impact on our consolidated financial position or results of operations.

We have considered a number of risks and costs associated with the future contractual commitments included in our energy portfolio. These risks include credit risks associated with the financial condition of counterparties, product location (basis) differentials and other risks. Declines in the creditworthiness of our counterparties could have a material adverse impact on our overall exposure to credit risk. We maintain credit policies with regard to our counterparties that, in management’s view, reduce our overall credit risk.

We are also exposed to commodity price changes outside of trading activities. We use derivative contracts for non-trading purposes and a mix of various fuel types primarily to reduce exposure relative to the volatility of market and commodity prices. The wholesale power market is extremely volatile in price and supply. This volatility impacts our costs of power purchased and our participation in energy trades. If we were unable to generate an adequate supply of electricity for our customers, we would purchase power in the wholesale market to the extent it is available, subject to possible transmission constraints, and/or implement curtailment or interruption procedures as permitted in our tariffs and terms and conditions of service. The increased expenses or loss of revenues associated with this could be material and adverse to our consolidated results of operations and financial condition.

We use various fossil fuel types, including coal, natural gas and oil, to operate our plants. A significant portion of our coal requirements are purchased under long-term contracts. Due to the volatility of natural gas prices, we have increasingly operated facilities that have allowed us to use lower cost fuel types as generating unit constraints and environmental restrictions allow, primarily by using oil in our facilities that also burn natural gas.

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

Hedging Activities

During the third quarter of 2001, Westar Energy and we entered into hedging relationships to manage commodity price risk associated with future natural gas purchases. Initially, Westar Energy entered into futures and swap contracts with terms extending through July 2004 to hedge price risk for a portion of anticipated natural gas fuel requirements for generation facilities. We designated these hedging relationships as cash flow hedges.

In 2002, due to the increased availability of coal units and because we began burning more oil as use of oil became more economically favorable than natural gas, we did not burn our forecasted amount of natural gas. In September 2002, we determined that we had over-hedged approximately 8,280,000 MMBtu for the remaining period of the hedge. As a result of the discontinuance of this portion of the cash flow hedge, we recognized a gain of $2.8 million. In December 2003, we determined we could no longer meet the criteria to use hedge accounting for the 2004 forecasted natural gas purchases. As a result, we recognized in income a gain of $1.8 million.

6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at December 31.

	2004	2003
	(In Thousands)
Electric plant in service	$3,072,629	$3,028,120
Electric plant acquisition adjustment	800,971	800,971
Accumulated depreciation	(1,595,241)	(1,531,806)

	2,278,359	2,297,285
Construction work in progress	35,302	35,818
Nuclear fuel, net	35,942	29,198

Net utility plant	2,349,603	2,362,301
Non-utility plant in service	70	70

Net property, plant and equipment	$2,349,673	$2,362,371

Depreciation expense on property, plant and equipment was $71.7 million in 2004, $70.5 million in 2003 and $73.8 million in 2002.

7. JOINT OWNERSHIP OF UTILITY PLANTS

Under joint ownership agreements with other utilities, we have undivided ownership interests in three electric generating stations. Energy generated and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its statements of income. Information relative to our ownership interest in these facilities at December 31, 2004 is shown in the table below.

	Our Ownership at December 31, 2004
	In-Service Dates		Investment	Accumulated Depreciation	Net MW	Ownership Percent
	(Dollars in Thousands)
LaCygne 1 (a)	June	1973	$191,346	$118,168	344.0	50
Jeffrey 1 (b)	July	1978	75,889	36,926	147.0	20
Jeffrey 2 (b)	May	1980	73,131	34,792	147.0	20
Jeffrey 3 (b)	May	1983	102,431	51,518	149.0	20
Jeffrey wind 1 (b)	May	1999	208	52	0.1	20
Jeffrey wind 2 (b)	May	1999	207	52	0.1	20
Wolf Creek (c)	Sept.	1985	1,409,238	590,055	548.0	47

(a)	Jointly owned with Kansas City Power & Light Company (KCPL)
(b)	Jointly owned with Aquila, Inc. and Westar Energy.
(c)	Jointly owned with KCPL and Kansas Electric Power Cooperative, Inc.

Amounts and capacity presented above represent our share. Our share of operating expenses of the above plants, as well as such expenses for a 50% undivided interest in LaCygne 2 (representing 337 megawatt (MW) capacity) sold and leased back to us in 1987, are included in operating expenses on our consolidated statements of income. Our share of other transactions associated with the plants is included in the appropriate classification on our consolidated financial statements.

8. SHORT-TERM BORROWINGS

We had no short-term borrowings outstanding at December 31, 2004 and 2003. Our short-term liquidity needs are met from cash advances by Westar Energy.

Westar Energy has an arrangement with a syndicate of banks to provide it a revolving credit facility on a committed basis totaling $300.0 million. The facility is secured by our first mortgage bonds and matures on March 12, 2007.

See Note 9, “Long-term Debt,” for a discussion of covenants applicable to Westar Energy’s credit facilities.

9. LONG-TERM DEBT

The amount of our first mortgage bonds authorized by our Mortgage and Deed of Trust (Mortgage) dated April 1, 1940, as supplemented, is limited to a maximum of $2.0 billion. Amounts of additional bonds that may be issued are subject to property, earnings and certain restrictive provisions of the Mortgage. Electric plant is subject to the lien of the Mortgage except for transportation equipment. At December 31, 2004, based on an assumed interest rate of 6%, approximately $874.0 million principal amount of additional first mortgage bonds could be issued under the most restrictive provisions in the mortgage.

Long-term debt outstanding at December 31 is as follows.

	2004	2003
	(In Thousands)
First mortgage bond series:
6.50% due 2005	$65,000	$65,000
6.20% due 2006	100,000	100,000

	165,000	165,000

Pollution control bond series:
5.10% due 2023	13,488	13,488
Variable due 2027, 1.75% at December 31, 2004	21,940	21,940
7.00% due 2031	—	327,500
5.30% due 2031	108,600	—
5.30% due 2031	18,900	—
2.65% due 2031 and putable 2006	100,000	—
Variable due 2031, 1.92% at December 31, 2004	100,000	—
Variable due 2032, 1.67% at December 31, 2004	14,500	14,500
Variable due 2032, 1.85% at December 31, 2004	10,000	10,000

	387,428	387,428

Unamortized debt discount (a)	(9)	(2,824)
Long-term debt due within one year	(65,000)	—

Long-term debt, net	$487,419	$549,604

(a)	We amortize debt discount over the term of the respective issue.

Debt Covenants

Some of Westar Energy’s debt instruments contain restrictions that require it to maintain various coverage and leverage ratios as defined in the agreements. Westar Energy calculates these ratios in accordance with its credit agreements. These ratios are used solely to determine compliance with its various debt covenants. Westar Energy was in compliance with these covenants at December 31, 2004.

Maturities

Maturities of long-term debt at December 31, 2004 are as follows.

Principal Amount
Year	(In Thousands)
2005	$65,000
2006	100,000
Thereafter	387,419

$552,419

Our interest expense on long-term debt was $29.6 million in 2004, $46.5 million in 2003 and $46.8 million in 2002.

10. EMPLOYEE BENEFIT PLANS

Pension and Post-retirement Benefits

The WCNOC pension plan expense and liabilities are measured using assumptions, which include discount rates, compensation rates and past and future estimated plan asset returns. Due to a decrease in interest rates and a corresponding decrease in the discount rates used to estimate pension liabilities, the fair value of WCNOC’s pension plan assets was less than the accumulated benefit obligation at the measurement dates. On March 29, 2004, the Federal Energy Regulatory Commission (FERC) issued guidance allowing an entity to recognize the amount of the minimum pension liability otherwise chargeable to other comprehensive income as a regulatory asset. On January 13, 2005, we received an accounting authority order from the KCC to recognize as a regulatory asset the additional minimum pension liability that otherwise would have been charged to other comprehensive income. At December 31, 2004, our share of WCNOC’s additional minimum pension liability adjustment was $3.1 million, offset by an intangible asset of $0.6 million and a regulatory asset of $2.5 million. At December 31, 2003, our share of WCNOC’s additional minimum pension liability was immaterial.

As a co-owner of WCNOC, we are indirectly responsible for 47% of the liabilities and expenses associated with the WCNOC pension and post-retirement plans. We accrue our 47% of the WCNOC cost of pension and post-retirement benefits during the years an employee provides service. Our 47% share is included in the tables that follow.

	Pension Benefits		Post-retirement Benefits
	2004	2003	2004		2003
At December 31,	(In Thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$49,927	$44,519		$5,455		$4,857
Service cost	2,572	2,545		235		218
Interest cost	3,295	2,928		356		289
Plan participants’ contributions	—	—		147		111
Benefits paid	(849)	(729)		(416)		(349)
Actuarial losses	4,223	664		325		329

Benefit obligation, end of year	$59,168	$49,927		$6,102		$5,455

Change in Plan Assets:
Fair value of plan assets, beginning of year	$26,799	$22,276	$	N/A	$	N/A
Actual return on plan assets	2,551	2,622		N/A		N/A
Employer contribution	3,810	2,459		N/A		N/A
Benefits paid	(669)	(558)		N/A		N/A

Fair value of plan assets, end of year	$32,491	$26,799	$	N/A	$	N/A

Funded status	$(26,677)	$(23,128)		$(6,102)		$(5,455)
Unrecognized net loss	15,239	11,589		2,211		2,028
Unrecognized transition obligation, net	398	455		461		519
Unrecognized prior service cost	220	252		—		—
Post-measurement date adjustments	740	441		—		—

Accrued post-retirement benefit costs	$(10,080)	$(10,391)		$(3,430)		$(2,908)

Amounts Recognized in the Balance Sheets Consist Of:
Accrued benefit liability	$(10,080)	$(10,391)		$(3,430)		$(2,908)
Additional minimum liability	(3,144)	(66)		N/A		N/A
Intangible asset	618	35		N/A		N/A
Other comprehensive income (a)	—	31		N/A		N/A
Regulatory asset (a)	2,526	—		N/A		N/A

Net amount recognized	$(10,080)	$(10,391)		$(3,430)		$(2,908)

(a)    On March 29, 2004, FERC issued guidance allowing an entity to recognize the amount of the minimum pension liability otherwise chargeable to other comprehensive income as a regulatory asset. On January 13, 2005, we received an accounting authority order from the KCC to record the other comprehensive income related to pension benefit obligation costs as a regulatory asset.

	Pension Benefits		Post-retirement Benefits
	2004	2003	2004		2003
At December 31,	(Dollars in Thousands)
Accumulated Benefit Obligation	$46,455	$37,037	$	N/A	$	N/A
Pension Plans With a Projected Benefit Obligation In Excess of Plan Assets:
Projected benefit obligation	$59,168	$49,927		N/A		N/A
Accumulated benefit obligation	46,455	37,037		N/A		N/A
Fair value of plan assets	32,491	26,799		N/A		N/A

Pension Plans With an Accumulated Benefit Obligation In Excess of Plan Assets:
Projected benefit obligation	$59,168	$49,927		N/A		N/A
Accumulated benefit obligation	46,455	37,037		N/A		N/A
Fair value of plan assets	32,491	26,799		N/A		N/A

Post-retirement Plans With an Accumulated Post-retirement Benefit Obligation In Excess of Plan Assets:
Accumulated post-retirement benefit obligation	N/A	N/A		$6,060		$5,455
Fair value of plan assets	N/A	N/A		N/A		N/A

Weighted-Average Actuarial Assumptions used to Determine Net Periodic Benefit Obligation:
Discount rate	6.00%	6.20%		6.00%		6.20%
Compensation rate increase	3.00%	3.20%		N/A		N/A

WCNOC uses a measurement date of December 1 for the majority of its pension and post-retirement benefit plans.

The prior service cost is amortized on a straight-line basis over the average future service of the active plan participants benefiting under the plan at the time of the amendment. The net actuarial loss subject to amortization is amortized on a straight-line basis over the average future service of active plan participants benefiting under the plan, without application of the amortization corridor described in SFAS Nos. 87 and 106.

	Pension Benefits			Post-retirement Benefits
	2004	2003	2002	2004	2003	2002
For the Year Ended December 31,	(Dollars in Thousands)
Components of Net Periodic Cost:
Service cost	$2,572	$2,545	$2,207	$235	$218	$166
Interest cost	3,295	2,928	2,613	356	289	272
Expected return on plan assets	(2,780)	(2,464)	(2,469)	—	—	—
Amortization of unrecognized:
Transition obligation, net	57	57	57	58	58	57
Prior service costs	31	31	27	—	—	—
Loss, net	802	603	21	141	99	73
Curtailments, settlements and special term benefits	—	—	284	—	—	—

Net periodic cost	$3,977	$3,700	$2,740	$790	$664	$568

Weighted-Average Actuarial Assumptions used to Determine Net Periodic Cost:
Discount rate	6.20%	6.75%	7.25%	6.10%	6.50%	7.25%
Expected long-term return on plan assets	9.00%	9.00%	9.02%	8.50%	N/A	N/A
Compensation rate increase	3.20%	Graded rates	Graded rates	N/A	N/A	N/A

        The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing long-term historical experience and future expectations of the volatility of the various asset classes. Based on target asset allocations for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to benchmark returns and for the effect of expenses paid from plan assets. In selecting the discount rate, fixed income security yield rates for corporate high-grade bond yields are considered.

For measurement purposes, the assumed annual health care cost growth rates were as follows.

	At December 31,
	2004	2003
Health care cost trend rate assumed for next year	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2012

The health care cost trend rate has a significant effect on the projected benefit obligation. A 1% change in assumed health care cost growth rates would have effects shown in the following table.

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In Thousands)
Effect on total of service and interest cost	$3	$(3)
Effect on the present value of the accumulated projected benefit obligation	46	(45)

The asset allocation for the pension plans at the end of 2004 and 2003, and the target allocation for 2005, by asset category are as shown in the following table.

		Plan Assets
Asset Category	Target Allocation for 2005	2004	2003
Pension Plans:
Equity securities	50% - 70%	65%	66%
Debt securities	30% - 50%	28%	33%
Other	0%	7%	1%

Total		100%	100%

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

Expected cash flows

	Pension Benefits		Post-Retirement Benefits
	To/(From) Trust	To/(From) Company Assets	To/(From) Trust		To/(From) Company Assets
	(In Thousands)
Expected contributions:
2005	$4,700	$200	$	N/A	$300
Expected benefit payments:
2005	$(800)	$(200)	$	N/A	$(300)
2006	(900)	(200)		N/A	(300)
2007	(1,100)	(200)		N/A	(300)
2008	(1,400)	(200)		N/A	(400)
2009	(1,600)	(200)		N/A	(400)
2010 – 2014	(13,800)	(900)		N/A	(2,600)

Savings Plan

WCNOC maintains a qualified 401(k) savings plan in which most of its employees participate. They match employees’ contributions in cash up to specified maximum limits. WCNOC’s contribution to the plan is deposited with a trustee and is invested at the direction of plan participants into one or more of the investment alternatives provided under the plan. Our portion of expense associated with WCNOC’s matching contributions was $0.8 million for 2004, $0.9 million for 2003 and $0.8 million for 2002.

11. INCOME TAXES

Income tax expense (benefit) is composed of the following components at December 31.

	2004	2003	2002
	(In Thousands)
Current income taxes:
Federal	$42,178	$18,074	$(1,994)
State	5,782	4,460	(404)
Deferred income taxes:
Federal	(10,282)	4,921	16,325
State	(1,076)	1,486	4,284
Investment tax credit amortization	(2,044)	(1,938)	(2,132)

Total income tax expense	$34,558	$27,003	$16,079

Deferred tax assets and liabilities are reflected on our consolidated balance sheets as follows.

	December 31,
	2004	2003
	(In Thousands)
Current deferred tax assets, net	$544	$2,956

Non-current deferred tax liabilities, net	656,838	684,965

Net deferred tax liabilities	$656,294	$682,009

Temporary differences related to deferred tax assets and deferred tax liabilities are summarized in the following table.

	December 31,
	2004	2003
	(In Thousands)
Deferred tax assets:
Deferred gain on sale-leaseback	$61,241	$66,448
Disallowed plant costs	13,484	14,527
General business credit carryforward (a)	10,746	7,602
Accrued liabilities	4,920	4,956
Other	25,321	25,618

Total deferred tax assets	$115,712	$119,151

Deferred tax liabilities:
Accelerated depreciation	$377,454	$384,612
Acquisition premium	242,585	250,583
Amounts due from customers for future income taxes, net	144,817	155,800
Other	7,150	10,165

Total deferred tax liabilities	$772,006	$801,160

Net deferred tax liabilities	$656,294	$682,009

(a) Balance represents unutilized tax credits generated from affordable housing partnerships in which we sold the majority of our interests in 2001. These credits expire beginning 2019 through 2024.

In accordance with various rate orders, we have reduced rates to reflect the tax benefits associated with certain accelerated tax deductions. We believe it is probable that the net future increases in income taxes payable will be recovered from customers when these temporary tax benefits reverse. We have recorded a regulatory asset for these amounts. We also have recorded a regulatory liability for our obligation to reduce rates charged customers for deferred taxes recovered from customers at corporate tax rates higher than the current tax rates. The rate reduction will occur as the temporary differences resulting in the excess deferred tax liabilities reverse. The tax-related regulatory assets and liabilities as well as unamortized investment tax credits are also temporary differences for which deferred income taxes have been provided. This liability is classified above as amounts due from customers for future income taxes.

The effective income tax rates set forth below are computed by dividing total federal and state income taxes by the sum of such taxes and net income. The difference between the effective tax rates and the federal statutory income tax rates are as follows.

	For the Year Ended December 31,
	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes	3.9	4.1	3.2
Amortization of investment tax credits	(1.8)	(2.1)	(2.8)
Corporate-owned life insurance policies	(10.4)	(13.3)	(16.5)
Accelerated depreciation flow through and amortization	3.6	5.3	2.0
Change in provision for accrued taxes	2.5	—	—
Other	(2.9)	(0.2)	0.4

Effective income tax rate	29.9%	28.8%	21.3%

We are a member of Westar Energy’s consolidated tax group. We file consolidated tax returns with Westar Energy. Westar Energy allocates to us our pro rata portion of consolidated income taxes based on our contribution to consolidated taxable income.

As of December 31, 2004, we had recorded reserves for uncertain tax positions, including interest, of $2.9 million. Tax reserves are established for tax deductions or income positions taken in prior income tax returns that we believe were treated properly on the tax returns but may be challenged if such tax returns are audited. The tax returns containing these tax deductions or income positions are currently under audit or will likely be audited. The timing of the resolution of these audits is uncertain. If the positions taken on the returns are ultimately sustained, we will reverse these tax provisions to income. If the positions taken on the tax returns are not ultimately sustained, we may be required to make cash payments plus interest. We also have a tax reserve of $0.5 million (after-tax) for property and sales tax assessments by various state and local taxing authorities.

12. COMMITMENTS AND CONTINGENCIES

Purchase Orders and Contracts

As part of our ongoing operations and construction program, we have purchase orders and contracts, excluding fuel, which is discussed below under “ — Fuel Commitments,” that have an unexpended balance of approximately $22.0 million at December 31, 2004, all of which has been committed. These commitments relate to purchase obligations issued and outstanding at year-end.

The yearly detail of the aggregate amount of required payments at December 31, 2004 was as follows.

Committed Amount
(In Thousands)
2005	$15,982
2006	3,630
2007	2,344

$21,956

Clean Air Act

Generally, we must comply with the Clean Air Act, state laws and implementing regulations that impose, among other things, limitations on major pollutants, including sulfur dioxide (SO2), particulate matter and nitrogen oxides (NOx). In addition, we must comply with the provisions of the Clean Air Act Amendments of 1990 that require a two-phase reduction in some emissions. We have installed continuous monitoring and reporting equipment in order to meet the acid rain requirements. We have not had to make any material capital expenditures to meet Phase II SO2 and NOx requirements.

EPA New Source Review

The Environmental Protection Agency (EPA) is conducting investigations nationwide to determine whether modifications at coal-fired power plants are subject to New Source Review requirements or New Source Performance Standards under Section 114(a) of the Clean Air Act (Section 114). These investigations focus on whether projects at coal-fired plants were routine maintenance or whether the projects were substantial modifications that could have reasonably been expected to result in a significant net increase in emissions. The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to remove emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in emissions.

The EPA has requested information from Westar Energy under Section 114 regarding projects and maintenance activities that have been conducted since 1980 at the three coal-fired plants it operates. On January 22, 2004, the EPA notified Westar Energy that certain projects completed at Jeffrey Energy Center violated pre-construction permitting requirements of the Clean Air Act.

Westar Energy is in discussions with the EPA concerning this matter in an attempt to reach a settlement. Westar Energy expects that any settlement with the EPA could require Westar Energy to update or install emissions controls at Jeffrey Energy Center over an agreed upon number of years. Additionally, Westar Energy might be required to update or install emissions controls at its other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. The EPA informed Westar Energy that it has referred this matter to the Department of Justice (DOJ) for the DOJ to consider whether to pursue an enforcement action in federal district court. We believe that costs related to updating or installing emissions controls would qualify for recovery through rates. If Westar Energy were to reach a settlement with the EPA, Westar Energy may be assessed a penalty. The penalty could be material and may not be recovered in rates. We anticipate that a portion of any of these potential costs would be allocated to us.

Manufactured Gas Sites

We have been associated with three former manufactured gas sites located in Kansas that may contain coal tar and other potentially harmful materials. We and the Kansas Department of Health and Environment entered into a consent agreement in 1994 governing all future work at these sites. Through December 31, 2004, the costs incurred for preliminary site investigation and risk assessment have been minimal.

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

We expense nuclear decommissioning costs over the expected life of Wolf Creek. The amount we expense is based on an estimate of nuclear decommissioning costs that we will incur upon retirement of the plant. Nuclear decommissioning costs that are recovered in rates are deposited in an external trust fund. In 2004, we expensed approximately $3.9 million for nuclear decommissioning. We record our investment in the nuclear decommissioning fund at fair value. Fair value approximated $91.1 million at December 31, 2004 and $80.1 million at December 31, 2003.

The KCC reviews nuclear decommissioning plans in two phases. Phase one is the approval of the nuclear decommissioning study, the current-year funding and future funding. Phase two is the filing of a “funding schedule” by the owner of the nuclear facility detailing how it plans to fund the future-year dollar amount for the pro rata share of the plant.

We filed an updated nuclear decommissioning and dismantlement cost estimate with the KCC on August 30, 2002. Estimated costs outlined by this study were developed to decommission Wolf Creek following a shutdown. The analyses relied on site-specific, technical information, updated to reflect current plant conditions and operating assumptions. Based on this study, our share of Wolf Creek’s nuclear decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $220.0 million in 2002 dollars. These costs include decontamination, dismantling and site restoration and are not inflated, escalated, or discounted over the period of expenditure. The actual nuclear decommissioning costs may vary from the estimates because of changes in technology and changes in costs for labor, materials and equipment.

The KCC issued an order on April 16, 2003 approving the August 2002 nuclear decommissioning study for Wolf Creek. On June 2, 2003, we filed a funding schedule with the KCC to reflect the KCC’s April 16, 2003 order. On October 10, 2003, the KCC approved the funding schedule as filed without any change to our funding obligation.

We charge nuclear decommissioning costs to operating expense in accordance with the July 25, 2001 KCC rate order as modified by the KCC’s approval of the funding schedule in the KCC’s October 13, 2003 order. Electric rates charged to customers provide for recovery of these nuclear decommissioning costs over the life of Wolf Creek, which, as determined by the KCC for purposes of the funding schedule, will be through 2045. The NRC requires that funds to meet its nuclear decommissioning funding assurance requirement be in our nuclear decommissioning fund by the time our license expires in 2025. We believe that the KCC approved funding level will be sufficient to meet the NRC minimum financial assurance requirement. However, our consolidated results of operations would be materially adversely affected if we are not allowed to recover the full amount of the funding requirement.

Storage of Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. As required by federal law, the WCNOC co-owners entered into a standard contract with the DOE in 1984 in which the DOE promised to begin accepting from commercial nuclear power plants their used nuclear fuel for disposal beginning in early 1998. In return, Wolf Creek pays into a federal Nuclear Waste Fund administered by the DOE a quarterly fee for the future disposal of spent nuclear fuel. The fee is one-tenth of a cent for each kilowatt-hour of net nuclear generation produced. We include these disposal costs in operating expenses.

A permanent disposal site will not be available for the nuclear industry until 2012 or later. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel on a priority basis. The owners of the oldest spent fuel will be given the highest priority. As a result, disposal services for Wolf Creek will not be available prior to 2018. Wolf Creek has on-site temporary storage for spent nuclear fuel. In early 2000, Wolf Creek completed replacement of spent fuel storage racks to increase its on-site storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

In 2002, the Yucca Mountain site in Nevada was approved for the development of a nuclear waste repository for the disposal of spent nuclear fuel and high level nuclear waste from the nation’s defense activities. This action allows the DOE to apply to the NRC to license the project. The DOE expects that this facility will open in 2012. However, the opening of the Yucca Mountain site has been delayed many times and could be delayed further due to litigation and other issues related to the site as a permanent repository for spent nuclear fuel.

Nuclear Insurance

We maintain nuclear insurance for Wolf Creek in four areas: liability, worker radiation, property and accidental outage. These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear and war. Both the nuclear liability and property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for non-certified acts, as defined by the Terrorism Risk Insurance Act, of terrorism-related losses, including replacement power costs. An industry aggregate limit of $300.0 million exists for liability claims, regardless of the number of non-certified acts affecting Wolf Creek or any other nuclear energy liability policy or the number of policies in place. An industry aggregate limit of $3.24 billion plus any reinsurance recoverable by Nuclear Electric Insurance Limited (NEIL), our insurance provider, exists for property claims, including accidental outage power costs for acts of terrorism affecting Wolf Creek or any other nuclear energy facility property policy within twelve months from the date of the first act. These limits are the maximum amount to be paid to members who sustain losses or damages from these types of terrorist acts. For certified acts of terrorism, the individual policy limits apply. In addition, industry-wide retrospective assessment programs (discussed below) can apply once these insurance programs have been exhausted.

Nuclear Liability Insurance

        Pursuant to the Price-Anderson Act, we are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently approximately $10.8 billion. This limit of liability consists of the maximum available commercial insurance of $300.0 million, and the remaining $10.5 billion is provided through mandatory participation in an industry-wide retrospective assessment program. Under this retrospective assessment program, we can be assessed up to $100.6 million per incident at any commercial reactor in the country, payable at no more than $10.0 million per incident per year. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. This assessment also applies in excess of our worker radiation claims insurance. In addition, Congress could impose additional revenue-raising measures to pay claims. If the $10.8 billion liability limitation is insufficient, Congress will consider taking whatever action is necessary to compensate the public for valid claims.

The Price-Anderson Act expired in August 2002 but was extended until December 31, 2003 for Licensees. Licensees such as Wolf Creek continue to be grandfathered under the Act. The current version of a comprehensive energy bill expected to be adopted in 2005 by Congress contains provisions that would amend Federal Law (the “Price-Anderson Act”) addressing public liability from nuclear energy hazards in ways that would increase the annual limit on retrospective assessments from $10.0 million to $15.0 million per reactor per incident.

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

Accidental Nuclear Outage Insurance

The owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If significant losses were incurred at any of the nuclear plants insured under the NEIL policies, we may be subject to retrospective assessments under the current policies of approximately $26.0 million (our share is $12.2 million).

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

Fuel Commitments

To supply a portion of the fuel requirements for our generating plants, we have entered into various commitments to obtain nuclear fuel and coal. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 2004, our share of WCNOC’s nuclear fuel commitments were approximately $13.5 million for uranium concentrates expiring in 2007, $1.7 million for conversion expiring in 2007, $8.6 million for enrichment expiring at various times through 2006 and $52.4 million for fabrication through 2024.

At December 31, 2004, our coal and coal transportation contract commitments in 2004 dollars under the remaining terms of the contracts were approximately $354.5 million. The largest contract expires in 2020, with the remaining contracts expiring at various times through 2013.

At December 31, 2004, our natural gas transportation commitments in 2004 dollars under the remaining terms of the contracts were approximately $1.1 million. The natural gas transportation contracts provide firm service to several of our natural gas burning facilities and expire at various times through 2016.

Energy Act

As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment decontamination and nuclear decommissioning fund. Our portion of the assessment, including carrying costs, for Wolf Creek is approximately $11.1 million, adjusted for inflation. To date, we have paid approximately $9.7 million, with the estimated remainder payable over the next two years. We recover such costs from prices we charge our customers.

13. ASSET RETIREMENT OBLIGATIONS

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

Legal Liability - Wolf Creek

On January 1, 2003, we recognized the liability for our 47% share of the estimated cost to decommission Wolf Creek. SFAS No. 143 requires the recognition of the present value of the asset retirement obligation we incurred at the time Wolf Creek was placed into service in 1985. On January 1, 2003, we recorded an asset retirement obligation of $74.7 million. In addition, we increased our property and equipment balance, net of accumulated depreciation, by $10.7 million. We also established a regulatory asset for $64.0 million, which represents the accretion of the liability since 1985 and the increased depreciation expense associated with the increase in plant. The asset retirement obligation is included on our consolidated balance sheets in other long-term liabilities. Currently, we recover costs to retire Wolf Creek through rates as provided by the KCC.

The following table is a reconciliation of the legal asset retirement obligation related to the nuclear decommissioning of WCNOC, which is included on our consolidated balance sheets in other long-term liabilities.

As of December 31, 2004
(In Thousands)
Beginning asset retirement obligation	$80,695
Accretion expense	6,423

Ending asset retirement obligation	$87,118

Non-legal Liability - Cost of Removal

We have recovered amounts in rates to provide for recovery of the probable costs of removing utility plant assets, but which do not represent legal retirement obligations. At December 31, 2004, we had $2.6 million in removal costs classified as a regulatory liability. At December 31, 2003, we had $2.1 million in removal costs classified as a regulatory asset. The net amount related to non-legal retirement costs can fluctuate based on amounts related to removal costs recovered compared to removal costs incurred.

14. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations. See also Notes 3, 12, and 15 for discussion of KCC regulatory proceedings, alleged violations of the Clean Air Act and an investigation by FERC.

15. ONGOING INVESTIGATIONS

FERC Subpoena

On December 16, 2002, Westar Energy received a subpoena from FERC seeking details on power trades with Cleco Corporation and its affiliates, documents concerning power transactions between our system and our marketing operations and information on power trades in which we or other trading companies acted as intermediaries. Westar Energy has provided information to FERC in response to the original subpoena, subsequent requests submitted through its counsel and additional subpoenas received July 28, 2003 and October 27, 2003 seeking information about compliance with FERC codes of conduct applicable to generation and transmission activities. Westar Energy believes that our participation in these transactions and the conduct of its generation and transmission operations did not violate FERC rules and regulations. However, Westar Energy is unable to predict the ultimate outcome of the investigation.

16. OPERATING LEASES

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

In determining lease expense, we recognize the effects of scheduled rent increases on a straight-line basis over the minimum lease term. The rental expense associated with the LaCygne 2 operating lease includes an offset for the amortization of the deferred gain on the sale-leaseback. The rental expense and estimated commitments are as follows for the LaCygne 2 lease and other operating leases.

Year Ended December 31,	LaCygne 2 Lease (a)	Total Operating Leases
	(In Thousands)
Rental expense:
2002	$28,895	$38,316
2003	28,895	34,199
2004	28,895	32,071
Future commitments:
2005	$38,013	$41,418
2006	42,287	45,785
2007	78,268	80,749
2008	12,609	15,031
2009	42,287	44,596
Thereafter	289,154	339,865

Total future commitments	$502,618	$567,444

(a)	The LaCygne 2 lease amounts are included in the total operating leases column above.

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

17. RELATED PARTY TRANSACTIONS

Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. An intercompany account is used to record receipts and disbursements between Westar Energy and us. The net amount payable to affiliates was approximately $91.5 million at December 31, 2004 and approximately $81.4 million at December 31, 2003 as reflected on our consolidated balance sheets.

Westar Energy provides all employees we use. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers and/or other appropriate factors. We believe such allocation procedures are reasonable.

We declared and paid dividends of $75.0 million to Westar Energy for the year ended December 31, 2004 and $100.0 million for the year ended December 31, 2003. There were no dividends declared or paid in 2002.

Termination of Shared Services Agreement

Westar Energy previously maintained shared services agreements with ONEOK, Inc. (ONEOK) pursuant to which Westar Energy and ONEOK provide customer service functions to each other, including meter reading, customer billing and call center operations. ONEOK terminated portions of this shared services agreement in September 2004, including electric service orders, call center functions, bill processing and remittance processing. In addition to joint meter reading, Westar Energy and ONEOK plan to continue to share some facilities and a mobile communications system.

18. QUARTERLY RESULTS (UNAUDITED)

Our business is seasonal in nature and, in our opinion, comparisons between the quarters of a year do not give a true indication of overall trends and changes in operations.

	First	Second	Third	Fourth
	(In Thousands)
2004
Sales	$162,091	$180,335	$202,209	$170,304
Income from operations	11,591	42,970	50,445	32,367
Net income	2,945	26,923	33,948	17,412

2003
Sales	$172,670	$172,165	$207,261	$157,558
Income from operations	36,364	34,988	58,069	19,250
Net income	17,024	15,984	28,923	4,696

19. SUBSEQUENT EVENT – Ice Storm

On January 4 and 5, 2005, substantially all of our service territory experienced a severe ice storm. The storm interrupted electric service in a large portion of our service territory and damaged a significant portion of our electric distribution system. We estimate that we will incur $31.0 million to $35.0 million of system restoration costs. Of this amount, we expect $5.5 million to $7.5 million to be accounted for as capital expenditures and we expect the balance related to maintenance expenditures to be accounted for as a regulatory asset. On February 3, 2005, we filed an application for an accounting authority order with the KCC requesting that we be allowed to accumulate and defer for future recovery maintenance costs related to system restoration. We can provide no assurance that the KCC will approve our application, however, in the past the KCC has approved similar requests.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We are a wholly owned subsidiary of Westar Energy and all evaluations of our controls and procedures were conducted in conjunction with those undertaken by Westar Energy. Under the supervision and with the participation of Westar Energy’s management, including our president and our principal financial and accounting officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our president and our principal financial and accounting officer concluded that, at December 31, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees

The aggregate fees billed by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for services provided for fiscal years ended December 31, 2004 and 2003 are as follows.

	2004	2003
Audit fees	$365,762	$220,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS INCLUDED HEREIN

Kansas Gas and Electric Company
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, as of December 31, 2004 and 2003
Consolidated Statements of Income and Comprehensive Income, for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows, for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholder’s Equity, for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

SCHEDULES

Schedule II – Valuation and Qualifying Accounts

Schedules omitted as not applicable or not required under the Rules of Regulation S-X: I, III, IV, and V

EXHIBIT INDEX

All exhibits marked “I” are incorporated herein by reference. All exhibits marked by an asterisk are management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3) of Form 10-K.

Description

3(a)	-Articles of Incorporation (Filed as Exhibit 3(a) to Form 10-K for the year ended December 31, 1992, File No. 1-7324)	I

3(b)	-Certificate of Merger of Kansas Gas and Electric Company into KCA Corporation (Filed as Exhibit 3(b) to Form 10-K for the year ended December 31, 1992, File No. 1-7324)	I

3(c)	-By-laws as amended (Filed as Exhibit 3(c) to Form 10-K for the year ended December 31, 1992, File No. 1-7324)	I

4(c)	-Mortgage and Deed of Trust, dated as of April 1, 1940 to Guaranty Trust Company of New York (now Morgan Guaranty Trust Company of New York) and Henry A. Theis (to whom W. A. Spooner is successor), Trustees, as supplemented by forty-three Supplemental Indentures, dated as of June 1, 1942, March 1, 1948, December 1, 1949, June 1, 1952, October 1, 1953, March 1, 1955, February 1, 1956, January 1, 1961, May 1, 1966, March 1, 1970, May 1, 1971, March 1, 1972, May 31, 1973, July 1, 1975, December 1, 1975, September 1, 1976, March 1, 1977, May 1, 1977, August 1, 1977, March 15, 1978, January 1, 1979, April 1, 1980, July 1, 1980, August 1, 1980, June 1, 1981, December 1, 1981, May 1, 1982, March 15, 1984, September 1, 1984 (Twenty-ninth and Thirtieth), February 1, 1985, April 15, 1986, June 1, 1991, March 31, 1992, December 17, 1992, August 24, 1993, January 15, 1994, March 1, 1994, April 15, 1994 and June 28, 2000, (Filed, respectively, as Exhibit A-1 to Form U-1, File No. 70-23; Exhibits 7(b) and 7(c), File No. 2-7405; Exhibit 7(d), File No. 2-8242; Exhibit 4(c), File No. 2-9626; Exhibit 4(c), File No. 2-10465; Exhibit 4(c), File No. 2-12228; Exhibit 4(c), File No. 2-15851; Exhibit 2(b)-1, File No. 2-24680; Exhibit 2(c), File No. 2-36170; Exhibits 2(c) and 2(d), File No. 2-39975; Exhibit 2(d), File No. 2-43053; Exhibit 4(c)2 to Form 10-K, for December 31, 1989, File No. 1-7324; Exhibit 2(c), File No. 2-53765; Exhibit 2(e), File No. 2-55488; Exhibit 2(c), File No. 2-57013; Exhibit 2(c), File No. 2-58180; Exhibit 4(c)3 to Form 10-K for December 31, 1989, File No. 1-7324; Exhibit 2(e), File No. 2-60089; Exhibit 2(c), File No. 2-60777; Exhibit 2(g), File No. 2-64521; Exhibit 2(h), File No. 2-66758; Exhibits 2(d) and 2(e), File No. 2-69620; Exhibits 4(d) and 4(e), File No. 2-75634; Exhibit 4(d), File No. 2-78944; Exhibit 4(d), File No. 2-87532; Exhibits 4(c)4, 4(c)5 and 4(c)6 to Form 10-K for December 31, 1989, File No. 1-7324; Exhibits 4(c)2 and 4(c)3 to Form 10-K for December 31, 1992, File No. 1-7324; Exhibit 4(b) to Form S-3, File No. 33-50075; Exhibits 4(c)2 and 4(c)3 to Form 10-K for December 31, 1993, File No. 1-7324; Exhibit 4(c)2 to Form 10-K for December 31, 1994, File No. 1-7324); Exhibit 4.1 to the June 30, 2002 Form 10-Q	I

4(d)	-Forty-Second Supplemental Indenture dated March 12, 2004 between Kansas Gas and Electric Company and BNY Midwest Trust Company, as Trustee (filed as an Exhibit to this Form 10-K)

4(e)	-Forty-Third Supplemental Indenture dated June 1, 2004 between Kansas Gas and Electric Company and BNY Midwest Trust Company, as Trustee (filed as an Exhibit to this Form 10-K)

Instruments defining the rights of holders of other long-term debt not required to be filed as exhibits will be furnished to the Commission upon request.

10(a)	-LaCygne 2 Lease (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1988, File No. 1-7324)	I

10(a)	-Amendment No. 3 to LaCygne 2 Lease Agreement dated as of September 29, 1992 (filed as Exhibit 10(b)1 to Form 10-K for the year ended December 31, 1992, File No. 1-7324)	I

10(b)	-Outside Directors’ Deferred Compensation Plan (filed as Exhibit 10(c) to the Form 10-K for the year ended December 31, 1993, File No. 1-7324)*	I

12	-Computations of Ratio of Consolidated Earnings to Fixed Charges

31(a)	-Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	-Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	-Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not to be considered filed as part of the Form 10-K)

99(a)	-Order on Rate Applications from The Corporation Commission of the State of Kansas in the Matter of the Application of Kansas Gas and Electric Company for the Approval to Make Certain Changes in its Charges for Electric Service (Filed as Exhibit 99.1 to Form 10-Q for the quarter ended June 30, 2001)	I

99(b)	-Kansas Corporation Commission Order dated November 8, 2002 (filed as Exhibit 99.2 to Form 10-Q for the quarter ended June 30, 2002)	I

99(c)	-Kansas Corporation Commission Order dated December 23, 2002 (filed as Exhibit 99(f) to Form 10-K for the year ended December 31, 2002)	I

99(d)	-Debt Reduction Plan filed with the Kansas Corporation Commission on February 6, 2003 (filed as Exhibit 99(g) to Form 10-K for the year ended December 31, 2002)	I

99(e)	-Kansas Corporation Commission Order dated February 10, 2003 (filed as Exhibit 99(h) to Form 10-K for the year ended December 31, 2002)	I

99(f)	-Kansas Corporation Commission Order dated March 11, 2003 (filed as Exhibit 99(i) to Form 10-K for the year ended December 31, 2002)	I

KANSAS GAS AND ELECTRIC COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2002
Allowances deducted from assets for doubtful accounts (a)	$6,552	$5,584	$(5,976)	$6,160

Year ended December 31, 2003
Allowances deducted from assets for doubtful accounts (a)	6,160	3,807	(4,564)	5,403

Year ended December 31, 2004
Allowances deducted from assets for doubtful accounts (a)	5,403	2,581	(2,776)	5,208

(a)	Deductions are primarily the result of write-offs of accounts receivable.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date: March 16, 2005	By:	/s/ Mark A. Ruelle
Mark A. Ruelle
Vice President and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William B. Moore (William B. Moore)	Chairman of the Board and President (Principal Executive Officer)	March 16, 2005

/s/ Mark A. Ruelle (Mark A. Ruelle)	Vice President and Treasurer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Douglas R. Sterbenz (Douglas R. Sterbenz)	Director	March 16, 2005

/s/ Caroline A. Williams (Caroline A. Williams)	Director	March 16, 2005