Form 10-Q
period 2005-03-31
KANSAS GAS & ELECTRIC CO /KS/
filed 2005-05-10
CIK 54496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-7324

KANSAS GAS AND ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)

Kansas	48-1093840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	1,000 Shares
(Class)	(Outstanding at May 10, 2005)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the outcome of the pending rate review filed with the Kansas Corporation Commission on May 2, 2005,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the outcome of the notice of violation received by Westar Energy, Inc. on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	political, legislative, judicial and regulatory developments,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, Wolf Creek Nuclear Operating Corporation’s pension and other post-retirement benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions on our decommissioning liability for Wolf Creek Generating Station,

•	regulatory requirements for utility service reliability,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices,

•	availability and timely provision of rail transportation for our coal supply, and

•	other circumstances affecting anticipated operations, sales and costs.

        These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2004. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,594	$812
Accounts receivable, net	50,648	92,284
Inventories and supplies	64,874	64,397
Energy marketing contracts	3,798	4,020
Deferred tax assets	3,192	544
Prepaid expenses	13,573	24,070
Other	1,845	2,633

Total Current Assets	140,524	188,760

PROPERTY, PLANT AND EQUIPMENT, NET	2,343,316	2,349,673

OTHER ASSETS:
Regulatory assets	353,517	321,359
Nuclear decommissioning trust	90,312	91,095
Other	41,922	40,303

Total Other Assets	485,751	452,757

TOTAL ASSETS	$2,969,591	$2,991,190

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$165,000	$65,000
Accounts payable	35,518	39,772
Payable to affiliates	63,182	91,504
Accrued interest	6,714	7,308
Accrued taxes	36,285	29,420
Energy marketing contracts	5,217	2,497
Other	23,702	30,079

Total Current Liabilities	335,618	265,580

LONG-TERM LIABILITIES:
Long-term debt, net	387,421	487,419
Deferred income taxes	681,878	656,838
Unamortized investment tax credits	45,425	46,073
Deferred gain from sale-leaseback	136,024	138,981
Asset retirement obligation	88,852	87,118
Nuclear decommissioning	90,312	91,095
Other	126,643	126,280

Total Long-Term Liabilities	1,556,555	1,633,804

COMMITMENTS AND CONTINGENCIES (See Note 6)
SHAREHOLDER’S EQUITY:
Common stock, no par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Retained earnings	11,784	26,172

Total Shareholder’s Equity	1,077,418	1,091,806

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,969,591	$2,991,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
SALES	$165,770	$162,091

OPERATING EXPENSES:
Fuel and purchased power	49,168	55,041
Operating and maintenance	60,000	54,963
Depreciation and amortization	22,986	22,753
Selling, general and administrative	20,900	17,743

Total Operating Expenses	153,054	150,500

INCOME FROM OPERATIONS	12,716	11,591

OTHER INCOME (EXPENSE):
Other income	6,189	5,990
Other expense	(4,807)	(4,253)

Total Other Income	1,382	1,737

Interest expense	6,873	9,406

INCOME BEFORE INCOME TAXES	7,225	3,922
Income tax expense	1,612	977

NET INCOME	$5,613	$2,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$5,613	$2,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,986	22,753
Amortization of nuclear fuel	3,292	3,493
Amortization of deferred gain from sale-leaseback	(2,957)	(2,957)
Amortization of prepaid corporate-owned life insurance	4,107	3,786
Net deferred taxes and credits	15,648	(1,571)
Net changes in energy marketing assets and liabilities	3,109	1,916
Changes in working capital items:
Accounts receivable, net	41,636	16,543
Inventories and supplies	(477)	9,652
Prepaid expenses and other	(210)	(1,316)
Accounts payable	(4,377)	(5,437)
Payable to affiliates	(28,322)	(17,138)
Other current liabilities	6,850	10,553
Changes in other, assets	(23,487)	2,065
Changes in other, liabilities	(2,358)	(3,952)

Cash flows from operating activities	41,053	41,335

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,978)	(17,104)
Removal, dismantlement and salvage of property, plant and equipment	(2,166)	(1,187)

Cash flows used in investing activities	(20,144)	(18,291)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowings against cash surrender value of corporate-owned life insurance	873	939
Dividends to parent company	(20,000)	(25,000)

Cash flows used in financing activities	(19,127)	(24,061)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,782	(1,017)
CASH AND CASH EQUIVALENTS:
Beginning of period	812	6,321

End of period	$2,594	$5,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$6,597	$5,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Kansas Gas and Electric Company is a regulated electric utility incorporated in 1990 in Kansas. Unless the context otherwise indicates, all references in this quarterly report on Form 10-Q to “the company,” “KGE,” “we,” “us,” “our” and similar words are to Kansas Gas and Electric Company. We are a wholly owned subsidiary of Westar Energy, Inc. and we provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We provide electric generation, transmission and distribution services to approximately 303,000 customers in south-central and southeastern Kansas, including the city of Wichita.

We own a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas, and a 47% interest in Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K).

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, valuation of our energy marketing portfolio, intangible assets, income taxes, our portion of WCNOC’s pension and other post-retirement benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

New Accounting Pronouncement

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. We are currently evaluating what impact FIN 47 will likely have on our consolidated results of operations.

Reclassifications

We have reclassified certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements.

3. RATE MATTERS AND REGULATION

Retail Rate Review

In accordance with a Kansas Corporation Commission (KCC) order, we filed an application with the KCC on May 2, 2005, to propose a $36.3 million increase in our retail electric rates. We anticipate that our rates will change in January 2006. Key components of the filing are as follows:

•	Implementation of a fuel and purchased power adjustment clause

•	Sharing of market-based wholesale margins with customers

•	Recovering transmission costs through a separate Federal Energy Regulatory Commission (FERC) transmission delivery charge

•	Adoption of a tariff to provide more timely recovery of investments and expenditures associated with adding and operating pollution control equipment at our power plants

•	Recovery of approximately $35.0 million of deferred maintenance costs associated with restoring the service to our customers stemming from damage to our lines and equipment in the ice storms that occurred in 2002 and 2005

•	Increasing depreciation expense by approximately $13.7 million

•	A proposal that would establish customer service targets and the potential for rebates to customers based on our financial and customer service performance

We can provide no assurance that the KCC will approve our application as filed.

FERC Proceedings

On May 2, 2005, we filed an application with FERC to change our transmission rates. The application proposes a formula transmission rate that provides for annual adjustments to reflect changes in Westar Energy’s and our transmission costs. This is consistent with our proposal submitted to the KCC on May 2, 2005 to separately charge retail customers for transmission service. We expect the transmission rate to become effective no later than December 2005. We can provide no assurance that FERC will approve our application as filed.

On March 23, 2005, FERC instituted a proceeding concerning the reasonableness of Westar Energy’s and our market-based rates in our electrical control area and the Midwest Energy, Inc. and West Plains Energy electrical control areas. On April 21, 2005, Westar Energy and we provided FERC with certain information it requested to complete its analysis. A FERC decision, expected by mid-2005, could affect how we price future wholesale power sales to wholesale customers in our control area and to Midwest Energy and West Plains Energy. We do not expect the outcome of this matter to significantly impact our consolidated results of operations.

Service Reliability Standards

On February 10, 2004, the North American Electric Reliability Council (NERC) issued reliability improvement initiatives stemming from an investigation of the August 14, 2003 blackout in portions of the northeastern United States. In February 2005, NERC approved reliability standards, which went into effect on April 1, 2005. We have not had to make any significant expenditures to be in compliance with these standards.

4. ACCOUNTS RECEIVABLE SALES PROGRAM

WR Receivables Corporation, a wholly owned subsidiary of Westar Energy, has an agreement with a financial institution whereby WR Receivables can sell an interest of up to $125.0 million in a designated pool of our qualified accounts receivable. The agreement expires in July 2005 and, subject to the mutual agreement of the parties, is renewable on an annual basis. We expect to renew the agreement on substantially similar terms.

The receivables sold by WR Receivables to the financial institution are not reflected in the accounts receivable balance in the accompanying consolidated balance sheets. The amounts sold to the financial institution were $95.0 million at March 31, 2005 and $80.0 million at December 31, 2004. We record this activity on the consolidated statements of cash flows in the “accounts receivable, net” line of cash flows from operating activities.

We service, administer and collect the receivables on behalf of the financial institution. Administrative expenses, which represent the loss on the sale, paid to the financial institution associated with the sale of these receivables were $0.7 million for the three months ended March 31, 2005 and $0.5 million for the same period of 2004. We include these expenses in other expense on our consolidated statements of income.

We record receivables transferred to WR Receivables at book value, net of allowance for bad debts. This approximates fair value due to the short-term nature of the receivable. We include the transferred accounts receivable in accounts receivable, net, on our consolidated balance sheets. The interests that we hold are presented in the table below.

	March 31, 2005	December 31, 2004
	(In Thousands)
Accounts receivable retained by WR Receivables, net	$47,522	$81,842
Accounts receivables reserved for financial institution, net	2,837	10,023

Transferred receivables, net	$50,359	$91,865

5. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $1.6 million for the three months ended March 31, 2005 as compared to $1.0 million for the same period of 2004.

We are a member of Westar Energy’s consolidated tax group. We file consolidated tax returns with Westar Energy. Westar Energy allocates to us our pro rata portion of consolidated income taxes based on our contribution to consolidated taxable income.

As of March 31, 2005 and December 31, 2004, we had recorded reserves for uncertain tax positions of $3.0 million and $2.9 million, respectively. Tax reserves are established for tax deductions or income positions taken in prior income tax returns that we believe were treated properly on the tax returns but may be challenged if such tax returns are audited. The tax returns containing these tax reporting positions are currently under audit or will likely be audited. The timing of the resolution of these audits is uncertain. If the positions taken on the tax returns are ultimately sustained, we will reverse these tax provisions to income. If the positions taken on the tax returns are not ultimately sustained, we may be required to make cash payments for taxes and interest. The reserves are determined based on our best estimate of probable assessments by the Internal Revenue Service or other taxing authorities and are adjusted, from time to time, based on changing facts and circumstances.

As of March 31, 2005 and December 31, 2004, we also had a tax reserve of $1.0 million and $0.9 million, respectively, or $0.6 million and $0.5 million after-tax, for probable assessments of taxes other than income taxes.

6. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Our activities are subject to environmental regulation by federal, state, and local governmental authorities. These regulations generally involve the use of water, discharges of effluents into the water, emissions into the air, the handling, storage and use of hazardous substances and waste handling, remediation and disposal, among others. Congress or the state of Kansas may enact legislation and the Environmental Protection Agency (EPA) or the state of Kansas may propose new regulations or change existing regulations that could require us to reduce emissions. Such action could require us to install costly equipment, increase our operating expense and reduce production from our plants.

Uncertain legislative and regulatory outcomes result in a wide range of potential expenditures. Currently, we have identified the potential for up to $345 million of expenditures for environmental projects over approximately ten years. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur a significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants.

The degree to which we will need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the New Source Review described below. Although we expect to recover such costs through our rates, we can provide no assurance that we would be able to fully and timely recover all or any increased costs relating to environmental compliance. If we were unable to recover these associated costs, we could have a material and adverse effect on our consolidated financial condition or results of operations.

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

Westar Energy is in discussions with the EPA concerning this matter in an attempt to reach a settlement. Westar Energy expects that any settlement with the EPA could require Westar Energy to update or install emissions controls at Jeffrey Energy Center over an agreed upon number of years. Additionally, Westar Energy might be required to update or install emissions controls at its other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. The EPA informed Westar Energy that it has referred this matter to the Department of Justice (DOJ) for it to consider whether to pursue an enforcement action in federal district court. We believe that costs related to updating or installing emissions controls would qualify for recovery through rates. If Westar Energy were to reach a settlement with the EPA, Westar Energy may be assessed a penalty. The penalty could be material and may not be recovered in rates. We anticipate that a portion of any of these potential costs would be allocated to us.

7. ICE STORM

On January 4 and 5, 2005, substantially all of our service territory experienced a severe ice storm. The storm interrupted electric service in a large portion of our service territory and damaged a significant portion of our electric distribution system. On March 22, 2005, we received an accounting authority order from the KCC that allows us to accumulate and defer for recovery the maintenance costs related to system restoration, as well as accumulate and record a carrying charge on the deferred balance. As of March 31, 2005, we have recorded $22.6 million as a regulatory asset related to these costs. Recovery of these costs is to be considered as part of our rate review as discussed in Note 3, “Rate Matters and Regulation.”

8. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

9. RELATED PARTY TRANSACTIONS

Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. An intercompany account is used to record receipts and disbursements between Westar Energy and us and between WR Receivables and us. The net amount payable to affiliates was approximately $63.2 million at March 31, 2005 and approximately $91.5 million at December 31, 2004 as reflected on our consolidated balance sheets.

Westar Energy provides all employees we use. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers and/or other appropriate factors. We believe such allocation procedures are reasonable.

We declared and paid dividends of $20.0 million to Westar Energy for the three months ended March 31, 2005 and $25.0 million for the same period of 2004.

10. DEBT

On May 6, 2005, Westar Energy amended and restated its revolving credit facility dated March 12, 2004 to extend the term and reduce borrowing costs. The amended and restated revolving credit facility matures on May 6, 2010. The facility allows Westar Energy to borrow up to an aggregate of $350.0 million, including letters of credit up to a maximum aggregate amount of $100.0 million. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect to increase the aggregate amount of borrowings under this facility to $500 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and letter of credit issuing bank, which will not be unreasonably withheld. All borrowings under the revolving credit facility are secured by our first mortgage bonds.

11. WCNOC INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of WCNOC, we are indirectly responsible for 47% of the liabilities and expenses associated with the WCNOC pension and post-retirement plans. We accrue our 47% of the WCNOC cost of pension and post-retirement benefits during the years an employee provides service. The following table summarizes the net periodic costs for our 47% share of the WCNOC pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$713	$620	$59	$62
Interest cost	943	795	96	87
Expected return on plan assets	(788)	(670)	—	—
Amortization of:
Transition obligation, net	14	14	15	15
Prior service costs	8	7	—	—
Loss, net	339	195	42	36

Net periodic cost	$1,229	$961	$212	$200

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

The following management’s discussion and analysis reflects several significant events that affected our consolidated results of operations over the course of the three months ended March 31, 2005. We experienced an ice storm in our service territory in January 2005 causing us to incur approximately $32.0 million in costs to restore our system. As of March 31, 2005, we have recorded $22.6 million as a regulatory asset related to the associated maintenance costs.

As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial conditions and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2004 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or susceptibility of matters subject to change.

From December 31, 2004 through March 31, 2005, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2004 Form 10-K.

OPERATING RESULTS

We evaluate operating results based on income from operations. We have various classifications of sales, defined as follows:

Retail: Sales of energy to residential, commercial and industrial customers.

Other retail: Sales of energy for lighting public streets and highways, net of revenues reserved for rebates.

Tariff-based wholesale: Sales of energy to electric cooperatives, municipalities and other electric utilities, the rate for which is generally based on cost as prescribed by FERC tariffs. Also includes changes in valuations of contracts that have yet to settle.

Market-based wholesale: Sales of energy to other wholesale customers, the rate for which is based on prevailing market rates as allowed by our FERC approved market-based tariff. Also includes changes in valuations of contracts that have yet to settle.

Energy marketing: Includes (1) financially settled products and physical transactions sourced outside our control area; and (2) changes in valuations for contracts that have yet to settle that may not be recorded either in cost of fuel or tariff- or market-based wholesale revenues.

Transmission: Reflects transmission revenues received, including those based on a tariff with the Southwest Power Pool (SPP).

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004: Below we discuss our operating results for the three months ended March 31, 2005 as compared to the results for the three months ended March 31, 2004. Changes in results of operations are as follows:

	Three Months Ended March 31,
	2005	2004	Change	% Change
	(In Thousands)
SALES:
Residential	$46,930	$47,533	$(603)	(1.3)
Commercial	38,615	37,312	1,303	3.5
Industrial	35,789	36,937	(1,148)	(3.1)
Other retail	260	249	11	4.4

Total Retail Sales	121,594	122,031	(437)	(0.4)
Tariff-based wholesale	4,998	4,478	520	11.6
Market-based wholesale	29,224	22,235	6,989	31.4
Energy marketing	(1,916)	971	(2,887)	(297.3)
Transmission (a)	9,277	9,337	(60)	(0.6)
Other	2,593	3,039	(446)	(14.7)

Total Sales	165,770	162,091	3,679	2.3

OPERATING EXPENSES:
Fuel used for generation (b)	44,513	45,310	(797)	(1.8)
Purchased power	4,655	9,731	(5,076)	(52.2)
Operating and maintenance	60,000	54,963	5,037	9.2
Depreciation and amortization	22,986	22,753	233	1.0
Selling, general and administrative	20,900	17,743	3,157	17.8

Total Operating Expenses	153,054	150,500	2,554	1.7

INCOME FROM OPERATIONS	$12,716	$11,591	$1,125	9.7

(a)	Transmission: For the three months ended March 31, 2005, our transmission costs were approximately $8.3 million. This amount, less approximately $0.6 million that was retained by the SPP as administration cost, was returned to us as revenues. For the three months ended March 31, 2004, our transmission costs were approximately $8.3 million with an administration cost of approximately $0.5 million retained by the SPP.
(b)	Fuel used for generation: Includes cost of fuel burned, changes in fair value of fuel contracts and allocated net dispatch costs, which are net changes or benefits related to energy transactions allocated to us by our parent.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission, or other. Energy marketing activities are unrelated to the electricity we generate.

	Three Months Ended March 31,
	2005	2004	Change	% Change
	(Thousands of MWh)
Residential	640	651	(11)	(1.7)
Commercial	615	600	15	2.5
Industrial	814	845	(31)	(3.7)
Other retail	11	10	1	10.0

Total Retail	2,080	2,106	(26)	(1.2)
Tariff-based wholesale	134	100	34	34.0
Market-based wholesale	702	720	(18)	(2.5)

Total	2,916	2,926	(10)	(0.3)

Tariff-based wholesale sales increased due primarily to the increase in MWh of electricity sold. Westar Energy’s combined system had more energy available during the three months ended March 31, 2005 than it did during the same period of 2004 because of unplanned outages and reduced operating capability experienced at various times throughout the three months ended March 31, 2004 at Jeffrey Energy Center.

Market-based wholesale sales increased due to an approximate 35% increase in the average price per MWh. The decrease in energy marketing was due primarily to having a net loss position in 2005 as compared with a net gain position in 2004 in the settlement and the fair value of positions receiving mark-to-market accounting treatment.

We used approximately 16% less fuel that, despite higher average fuel prices, decreased our fuel expense by approximately 15%. Westar Energy operates our combined system based on what is most economical for the combined companies at any given time. When less expensive power is available from Westar Energy’s central and northeastern Kansas control area, the amount of costs for that power we are allocated is typically higher than when less expensive power is available in our control area. This was the case in 2005 due primarily to outages at LaCygne Generating Station and Wolf Creek in 2005 that caused us to rely on our other sources of power. The effect of these outages and the allocated dispatch costs was partially offset by the unplanned outages or reduced operating capability experienced at various times at Jeffrey Energy Center in 2004. Fuel used for generation decreased approximately $6.1 million, which was offset by higher allocated costs of $4.9 million and higher expense related to emissions allowances.

Purchased power expenses decreased due primarily to a 71% decrease in volumes purchased. As discussed in the previous paragraph, because of the unplanned outages or reduced operating capability, the available resources of Westar Energy’s combined system and because, at times, it was more economical to purchase power than to operate our available generating units during 2004, we had higher purchased power expense in the three months ended March 31, 2004.

Operating and maintenance expense increased due primarily to an increase in maintenance expenses at LaCygne Generating Station that was partially offset by a decline in the maintenance expense at Jeffrey Energy Center due to the outage work at that plant in 2004. The remainder of the increase was caused primarily by increased maintenance of our distribution system, primarily related to higher tree trimming expense.

Selling, general and administrative expenses increased for the three months ended March 31, 2005 due primarily to an increase in uncollectible accounts and increases in general administrative expenses. Partially offsetting the increase in selling, general and administrative expenses was a decline in employee-related expenses allocated to us from Westar Energy. In the three months ended March 31, 2004, Westar Energy expensed amounts related to the vesting of previously awarded restricted share units, a portion of which was allocated to us.

LIQUIDITY AND CAPITAL RESOURCES

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

On May 6, 2005, Westar Energy amended and restated its revolving credit facility dated March 12, 2004 to extend the term and reduce borrowing costs. The amended and restated revolving credit facility matures on May 6, 2010. The facility allows Westar Energy to borrow up to an aggregate of $350.0 million, including letters of credit up to a maximum aggregate amount of $100.0 million. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect to increase the aggregate amount of borrowings under this facility to $500 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and letter of credit issuing bank, which will not be unreasonably withheld. All borrowings under the revolving credit facility are secured by our first mortgage bonds.

A default by Westar Energy or any of its significant subsidiaries under other indebtedness totaling more than $25 million is a default under this facility. Westar Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times. Available liquidity under the facility is not impacted by a decline in Westar Energy’s credit ratings. Also, the facility does not contain a material adverse effect clause requiring Westar Energy to represent, prior to each borrowing, that no event resulting in a material adverse effect has occurred.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2004 through March 31, 2005, there have been no material changes in our off-balance sheet arrangements. For additional information, see our 2004 Form 10-K.

CONTRACTUAL OBLIGATIONS

From December 31, 2004 through March 31, 2005, there have been no material changes outside the ordinary course of business in our contractual obligations. For additional information, see our 2004 Form 10-K.

OTHER INFORMATION

Payment of Rebates

On July 21, 2003, Westar Energy and we entered into a Stipulation and Agreement (Stipulation) with the KCC staff and other intervenors in the docket considering the Debt Reduction Plan. The KCC issued an order approving the Stipulation on July 25, 2003. The principal terms of the Stipulation included a requirement for Westar Energy and us to pay customer rebates of $10.5 million on May 1, 2005 and $10.0 million on January 1, 2006. We currently estimate we will be responsible for 47% of the rebate. Ultimate allocation will be determined by the KCC. We will rebate approximately $5.0 million in May 2005, which will appear as credits on customers’ billing statements in May and June 2005.

Fair Value of Energy Marketing Contracts

The tables below show the fair value of energy marketing and fuel contracts that were outstanding at March 31, 2005, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$1,625
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(1,305)
Changes in fair value of contracts outstanding at the beginning and end of the period	(2,090)
Changes in fair value of new contracts entered into during the period	287

Fair value of contracts outstanding at the end of the period	$(1,483)

The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years
	(In Thousands)
Prices provided by other external sources (swaps and forwards)	$(2,260)	$(2,196)	$(64)
Prices based on the Black Option Pricing model (options and other) (a)	777	777	—

Total fair value of contracts outstanding	$(1,483)	$(1,419)	$(64)

(a) The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

New Accounting Pronouncement

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. We are currently evaluating what impact FIN 47 will likely have on our consolidated results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

We are a wholly owned subsidiary of Westar Energy and all evaluations of our controls and procedures were conducted in conjunction with those undertaken by Westar Energy. Under the supervision and with the participation of Westar Energy’s management, and including our president and our principal financial and accounting officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company is communicated to our president and our principal financial and accounting officer. Based on that evaluation, our president and our principal financial and accounting officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

KANSAS GAS AND ELECTRIC COMPANY

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

4	Forty-Fourth Supplemental Indenture dated May 6, 2005 between Kansas Gas and Electric Company and BNY Midwest Trust Company, as Trustee

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2005

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2005

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2005 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date:	May 10, 2005	By:	/s/ Mark A. Ruelle
Mark A. Ruelle,
Vice President and Treasurer