Form 10-Q
period 2005-06-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2005-08-09
CIK 54496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	1,000 Shares
(Class)	(Outstanding at August 9, 2005)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the outcome of the pending rate review filed with the Kansas Corporation Commission on May 2, 2005, and the Federal Energy Regulatory Commission transmission rate review also filed on May 2, 2005,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the outcome of the notice of violation received by Westar Energy, Inc. on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	political, legislative, judicial and regulatory developments,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, Wolf Creek Nuclear Operating Corporation’s pension and other post-retirement benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions regarding our Wolf Creek Generating Station decommissioning trust,

•	regulatory requirements for utility service reliability,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices,

•	availability and timely provision of rail transportation for our coal supply, and

•	other circumstances affecting anticipated operations, sales and costs.

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

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,522	$812
Accounts receivable, net	72,565	92,284
Inventories and supplies	65,689	64,397
Energy marketing contracts	2,673	4,020
Deferred tax assets	—	544
Prepaid expenses	45,431	24,070
Other	2,076	2,633

Total Current Assets	191,956	188,760

PROPERTY, PLANT AND EQUIPMENT, NET	2,340,074	2,349,673

OTHER ASSETS:
Regulatory assets	366,367	321,359
Nuclear decommissioning trust	93,891	91,095
Other	48,518	40,303

Total Other Assets	508,776	452,757

TOTAL ASSETS	$3,040,806	$2,991,190

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$165,000	$65,000
Accounts payable	25,207	39,772
Payable to affiliates	95,889	91,504
Accrued interest	7,923	7,308
Accrued taxes	28,657	29,420
Energy marketing contracts	2,660	2,497
Deferred tax liabilities	3,048	—
Other	43,508	30,079

Total Current Liabilities	371,892	265,580

LONG-TERM LIABILITIES:
Long-term debt, net	387,423	487,419
Deferred income taxes	680,975	656,838
Unamortized investment tax credits	44,778	46,073
Deferred gain from sale-leaseback	133,067	138,981
Asset retirement obligation	90,585	87,118
Nuclear decommissioning	93,891	91,095
Other	137,908	126,280

Total Long-Term Liabilities	1,568,627	1,633,804

COMMITMENTS AND CONTINGENCIES (See Note 6)

SHAREHOLDER’S EQUITY:
Common stock, no par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Retained earnings	34,653	26,172

Total Shareholder’s Equity	1,100,287	1,091,806

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$3,040,806	$2,991,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
SALES	$181,009	$180,335

OPERATING EXPENSES:
Fuel and purchased power	57,399	39,735
Operating and maintenance	58,881	58,402
Depreciation and amortization	23,071	22,894
Selling, general and administrative	18,854	16,334

Total Operating Expenses	158,205	137,365

INCOME FROM OPERATIONS	22,804	42,970

OTHER INCOME (EXPENSE):
Other income	12,753	6,172
Other expense	(3,201)	(2,641)

Total Other Income	9,552	3,531

Interest expense	7,274	8,519

INCOME BEFORE INCOME TAXES	25,082	37,982

Income tax expense	2,213	11,059

NET INCOME	$22,869	$26,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
SALES	$346,779	$342,426

OPERATING EXPENSES:
Fuel and purchased power	106,567	94,776
Operating and maintenance	118,880	113,366
Depreciation and amortization	46,057	45,647
Selling, general and administrative	39,755	34,077

Total Operating Expenses	311,259	287,866

INCOME FROM OPERATIONS	35,520	54,560

OTHER INCOME (EXPENSE):
Other income	18,942	12,162
Other expense	(8,007)	(6,893)

Total Other Income	10,935	5,269

Interest expense	14,148	17,925

INCOME BEFORE INCOME TAXES	32,307	41,904

Income tax expense	3,825	12,035

NET INCOME	$28,482	$29,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$28,482	$29,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,057	45,647
Amortization of nuclear fuel	5,421	7,106
Amortization of deferred gain from sale-leaseback	(5,914)	(5,914)
Amortization of prepaid corporate-owned life insurance	6,446	5,953
Net deferred taxes and credits	20,662	2,641
Net changes in energy marketing assets and liabilities	1,684	3,145
Changes in working capital items:
Accounts receivable, net	19,719	(7,705)
Inventories and supplies	(1,292)	5,078
Prepaid expenses and other	(43,791)	(43,747)
Accounts payable	(14,737)	(8,491)
Payable to affiliates	4,385	2,365
Accrued and other current liabilities	(3,881)	2,443
Changes in other, assets	(40,181)	(1,603)
Changes in other, liabilities	8,821	5,174

Cash flows from operating activities	31,881	41,961

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(45,351)	(43,066)
Investment in corporate-owned life insurance	(19,346)	(19,658)
Proceeds from investment in corporate-owned life insurance	10,517	—

Cash flows used in investing activities	(54,180)	(62,724)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from long-term debt	—	321,540
Retirement of long-term debt	—	(329,138)
Borrowings against cash surrender value of corporate-owned life insurance	55,550	55,593
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(10,541)	—
Dividends to parent company	(20,000)	(25,000)

Cash flows from financing activities	25,009	22,995

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,710	2,232

CASH AND CASH EQUIVALENTS:
Beginning of period	812	6,321

End of period	$3,522	$8,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$12,322	$18,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Kansas Gas and Electric Company is a regulated electric utility incorporated in 1990 in Kansas. Unless the context otherwise indicates, all references in this quarterly report on Form 10-Q to “the company,” “KGE,” “we,” “us,” “our” and similar words are to Kansas Gas and Electric Company. We are a wholly owned subsidiary of Westar Energy, Inc. and we provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We provide electric generation, transmission and distribution services to approximately 304,000 customers in south-central and southeastern Kansas, including the city of Wichita.

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

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, valuation of our energy marketing portfolio, intangible assets, income taxes, our portion of WCNOC’s pension and other post-retirement benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

New Accounting Pronouncement

Accounting for Conditional Asset Retirement Obligations: In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. We are evaluating what impact FIN 47 will have on our consolidated results of operations.

Reclassifications

We have reclassified certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements.

3. RATE MATTERS AND REGULATION

Retail Rate Review

In accordance with a Kansas Corporation Commission (KCC) order, we filed an application with the KCC on May 2, 2005, to increase our retail electric rates and to adopt other practices under the KCC’s jurisdiction. We anticipate that any changes in our rates as a result of the rate review will become effective in January 2006. Key components of the filing are as follows:

•	Increasing our retail electric rates by $36.3 million

•	Implementing a fuel and purchased power adjustment clause

•	Sharing of market-based wholesale margins with customers

•	Recovering transmission costs through a separate Federal Energy Regulatory Commission (FERC) transmission delivery charge

•	Adopting a tariff to provide more timely recovery of investments and expenditures associated with adding and operating pollution control equipment at our power plants

•	Recovering $35.1 million of deferred maintenance costs associated with restoring utility service to our customers stemming from damage to our lines and equipment in the ice storms that occurred in 2002 and 2005

•	Increasing depreciation expense by approximately $14.2 million

•	Establishing customer service targets and the potential for rebates to customers based on our financial and customer service performance

We can provide no assurance that the KCC will approve our application as filed.

FERC Proceedings

On May 2, 2005, we filed an application with FERC to change our transmission rates. The application proposes a formula transmission rate that provides for annual adjustments to reflect changes in Westar Energy’s and our transmission costs. This is consistent with our proposal filed with the KCC on May 2, 2005 to separately charge retail customers for transmission service. We expect our proposed rates to become effective on December 1, 2005, subject to refund. We will attempt to settle the case, however, if settlement efforts fail, FERC will set the matter for hearing. We can provide no assurance that FERC will approve our application as filed.

On March 23, 2005, FERC instituted a proceeding concerning the reasonableness of Westar Energy’s and our market-based rates in our electrical control area and the electrical control areas of Midwest Energy, Inc. and Aquila, Inc.’s West Plains Energy division. On April 21, 2005, Westar Energy and we provided FERC with information it requested to complete its analysis. A FERC decision, expected by late 2005, could affect how we price future wholesale power sales to wholesale customers in our control area and to Midwest Energy and West Plains Energy and wholesale customers in their control areas. We do not expect the outcome of this matter to significantly impact our consolidated results of operations.

Service Reliability Standards

On February 10, 2004, the North American Electric Reliability Council (NERC) issued reliability improvement initiatives stemming from an investigation of the August 14, 2003 blackout in portions of the northeastern United States. In February 2005, NERC approved reliability standards, which went into effect on April 1, 2005. We are in compliance with these standards and did not have to make any significant expenditures to be in compliance.

4. ACCOUNTS RECEIVABLE SALES PROGRAM

We sell our accounts receivable to WR Receivables Corporation, a wholly owned subsidiary of Westar Energy. WR Receivables has an agreement to sell up to $125.0 million of our qualified accounts receivable to a financial institution pursuant to an agreement entered into in 2000. The agreement has been extended annually since 2000 pursuant to mutual agreement of the parties. We renewed the agreement in July 2005 on terms substantially similar to the expiring agreement. The terms of the present agreement continue until July 2006.

The receivables sold by WR Receivables to the financial institution are not reflected in the accounts receivable balance in the accompanying consolidated balance sheets. The amounts sold to the financial institution were $110.0 million at June 30, 2005 and $80.0 million at December 31, 2004. We record this activity on the consolidated statements of cash flows in the “accounts receivable, net” line of cash flows from operating activities.

We service, administer and collect the receivables on behalf of the financial institution. We paid administrative expenses to the financial institution of $0.9 million for the three months ended June 30, 2005 and $0.5 million for the same period of 2004 associated with the sale of these receivables, which represent the loss on the sale. We paid administrative expenses of $1.6 million for the six months ended June 30, 2005 and $0.9 million for the same period of 2004. We include these expenses in other expense on our consolidated statements of income.

We record receivables transferred to WR Receivables at book value, net of allowance for bad debts. This approximates fair value due to the short-term nature of the receivable. We include the transferred accounts receivable in “accounts receivable, net,” on our consolidated balance sheets. The interests that we hold are presented in the table below.

	June 30, 2005	December 31, 2004
	(In Thousands)
Accounts receivable retained by WR Receivables, net	$65,699	$81,842
Accounts receivables reserved for financial institution, net	6,706	10,023

Transferred receivables, net	$72,405	$91,865

5. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $2.2 million for the three months ended June 30, 2005 as compared to $11.1 million for the same period of 2004 and $3.8 million for the six months ended June 30, 2005 as compared to $12.0 million for the same period of 2004.

We are a member of Westar Energy’s consolidated tax group. We file consolidated tax returns with Westar Energy. Westar Energy allocates to us our portion of consolidated income taxes based on our contribution to consolidated taxable income.

As of June 30, 2005 and December 31, 2004, we had recorded reserves for uncertain income tax positions of $3.2 million and $2.9 million, respectively. Tax reserves are established for tax deductions or income positions taken in prior income tax returns that we believe were treated properly on the tax returns but may be challenged if such tax returns are audited. The tax returns containing these tax reporting positions are currently under audit or will likely be audited. The timing of the resolution of these audits is uncertain. If the positions taken on the tax returns are ultimately sustained, we will reverse these tax provisions to income. If the positions taken on the tax returns are not ultimately sustained, we may be required to make cash payments for taxes and interest. The reserves are determined based on our best estimate of probable assessments by the Internal Revenue Service or other taxing authorities and are adjusted, from time to time, based on changing facts and circumstances.

As of June 30, 2005 and December 31, 2004, we also had a tax reserve of $1.1 million and $0.9 million, respectively, for probable assessments of taxes other than income taxes.

6. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Our activities are subject to environmental regulation by federal, state, and local governmental authorities. These regulations generally involve the use of water, discharges of effluents into the water, emissions into the air, the handling, storage and use of hazardous substances, and waste handling, remediation and disposal, among others. Congress or the State of Kansas may enact legislation, and the Environmental Protection Agency (EPA) or the State of Kansas may propose new regulations or change existing regulations that could require us to reduce certain emissions at our plants.

Uncertain legislative and regulatory outcomes result in a wide range of potential expenditures. Currently, we have identified the potential for up to $345.0 million of expenditures for environmental projects over approximately 10 years. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur a significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants.

The degree to which we will need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA New Source Review described below. Although we expect to recover such costs through our rates, we can provide no assurance that we would be able to fully and timely recover all or any increased costs relating to environmental compliance. Failure to recover these associated costs could have a material adverse effect on our consolidated financial condition or results of operations.

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

7. ICE STORM

On January 4 and 5, 2005, substantially all of our service territory experienced a severe ice storm. The storm interrupted electric service in a large portion of our service territory and damaged a significant portion of our electric distribution system. On March 22, 2005, we received an accounting authority order from the KCC that allows us to accumulate and defer for recovery the maintenance costs related to system restoration, as well as accumulate and record a carrying charge on the deferred balance. As of June 30, 2005, we have recorded $23.8 million as a regulatory asset related to these costs. Recovery of these costs is to be considered as part of our rate review as discussed in Note 3, “Rate Matters and Regulation.”

8. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated results of operations.

9. ONGOING INVESTIGATIONS – FERC Settlement

On May 19, 2005, Westar Energy and FERC reached a settlement regarding the matters related to the FERC investigation of power trades with Cleco Corporation and its affiliates, power transactions between Westar Energy’s system and its marketing operations and power trades in which Westar Energy or other trading companies acted as intermediaries. While these energy transactions do not apply to us, the FERC investigation included all transactions of both Westar Energy and us. The settlement does not require Westar Energy to make any monetary payments. As part of the settlement, Westar Energy and we will follow a three-year plan to ensure compliance with FERC rules. The settlement was neither a finding of wrongdoing by FERC nor an admission of wrongdoing by Westar Energy.

10. RELATED PARTY TRANSACTIONS

Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. An intercompany account is used to record receipts and disbursements between Westar Energy and us and between WR Receivables and us. The net amount payable to affiliates was approximately $95.9 million at June 30, 2005 and approximately $91.5 million at December 31, 2004 as reflected on our consolidated balance sheets.

Westar Energy provides all employees we use. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers and/or other appropriate factors. We believe such allocation procedures are reasonable.

We declared and paid dividends to Westar Energy for the six months ended June 30, 2005 of $20.0 million and $25.0 million for the same period of 2004.

11. DEBT

On May 6, 2005, Westar Energy amended its revolving credit facility dated March 12, 2004 to extend the term and reduce borrowing costs. The amended revolving credit facility matures on May 6, 2010. The facility allows Westar Energy to borrow up to an aggregate amount of $350.0 million, including letters of credit up to a maximum aggregate amount of $100.0 million. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect, subject to lender participation, to increase the aggregate amount of borrowings under this facility to $500.0 million. All borrowings under the revolving credit facility are secured by our first mortgage bonds.

12. WCNOC INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$703	$643	$60	$58
Interest cost	931	824	96	88
Expected return on plan assets	(777)	(695)	—	—
Amortization of:
Transition obligation, net	14	14	15	15
Prior service costs	8	8	—	—
Loss, net	335	201	42	35

Net periodic cost	$1,214	$995	$213	$196

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,416	$1,263	$119	$120
Interest cost	1,874	1,619	192	175
Expected return on plan assets	(1,565)	(1,365)	—	—
Amortization of:
Transition obligation, net	28	28	30	30
Prior service costs	16	15	—	—
Loss, net	674	396	84	71

Net periodic cost	$2,443	$1,956	$425	$396

13. LA CYGNE UNIT NO. 2 LEASE

On June 30, 2005, we and the owner of the La Cygne Generating Station (La Cygne) Unit No. 2 amended certain terms of the agreement relating to our lease of La Cygne Unit No. 2, including an extension of the lease term. The lease was entered into in 1987 with an initial term ending in September 2016. With the June 30, 2005 extension, the term of the lease will expire in September 2029. Upon expiration of the lease term in 2029, we have a fixed price option to purchase La Cygne Unit No. 2 for a price that is estimated to be the fair market value of the facility in 2029. We can also elect to renew the lease at the expiration of the lease term in 2029. However, any renewal period, when added to the initial lease term, cannot exceed 80% of La Cygne Unit No. 2’s estimated useful life.

On June 30, 2005, we caused the owner of La Cygne Unit No. 2 to refinance the debt used by the owner to finance the purchase of the facility. The savings resulting from extending the term of the lease and refinancing the debt will reduce our annual lease expense by approximately $11.0 million.

The table below shows the estimated commitments for the La Cygne Unit No. 2 lease as reported in our 2004 Form 10-K as of December 31, 2004 and with the effect of the new lease as of June 30, 2005.

  La Cygne Unit No. 2 Operating Lease

	As of June 30, 2005	As of December 31, 2004
	(In Thousands)
Future commitments:
2005	$31,316	$38,013
2006	33,535	42,287
2007	23,464	78,268
2008	32,892	12,609
2009	32,964	42,287
Thereafter	388,846	289,154

Total future commitments	$543,017	$502,618

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

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes since December 31, 2004, and our operating results for the three and six months ended June 30, 2005 and 2004. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Overview

Several significant items have impacted us and our business operations since January 1, 2005, either directly or indirectly through Westar Energy.

•	We filed an application with the KCC on May 2, 2005 for an increase in our retail electric rates of $36.3 million. See Note 3 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” for additional information.

•	We incurred approximately $31.0 million in costs to restore our electric distribution system as a result of a severe ice storm that occurred in January 2005. See Note 7 of the Notes to Condensed Consolidated Financial Statements, “Ice Storm,” for additional information.

•	We refinanced debt as it matured or as market conditions allowed, which reduced our interest expense. See Note 11 of the Notes to Condensed Consolidated Financial Statements, “Debt,” for additional information.

•	We received $5.7 million of income from corporate-owned life insurance.

•	Decreased availability of our generating units caused us to use more expensive fuel types and to rely more heavily on power from Westar Energy’s central and northeastern Kansas control area.

In addition, the following items have the potential to significantly impact our future business operations.

•	Coal delivery issues have caused Westar Energy’s and our coal inventory levels to decline to levels below what our plans call for and may cause Westar Energy and us to reduce the amount of electricity generated at our coal-fired stations.

•	Wholesale sales could decline due to the cost and availability of fuel.

•	The cost and availability of fuel may cause us to use higher priced fuel types or to purchase power to meet the needs of our customers.

Corporate-Owned Life Insurance

Our earnings for the three and six months ended June 30, 2005 reflect income of $5.7 million from proceeds of corporate-owned life insurance. This is included in other income on the consolidated statements of income.

Unit Availability

Our operating results are significantly influenced by the availability of our generating units. If our more economical units are not available, we must rely on more expensive sources of power to meet our load requirements. During the six months ended June 30, 2005, due to various planned and unplanned unit outages, we produced approximately 998,000 less megawatt hours (MWh) than during the same period of 2004. The primary outages during the six months ended June 30, 2005 were the scheduled refueling and maintenance outage at Wolf Creek and planned and unplanned outages at La Cygne No. 1. The primary outages during the six months ended June 30, 2004 were the planned and unplanned outages and reduced availability of Jeffrey Energy Center.

Coal Inventory and Delivery

The frequency of coal deliveries from the Powder River Basin region of Wyoming has lengthened due primarily to increased operational problems caused by deteriorated rail track beds of approximately 100 miles in length in Wyoming. The Powder River Basin region of Wyoming is the primary source of the coal used in our coal-fired generating stations. If rail delivery cycle times do not improve, it could have a material adverse effect on our financial condition and results of operations.

Westar Energy and we have taken compensating measures based on current delivery cycle times, our assumptions about future delivery cycle times, plant burns and inventory management goals, including, but not limited to, decreasing wholesale sales during off-peak periods, transferring railcars between or among Westar Energy’s power plants, revising normal operational dispatch of our generating units and ordering additional rail cars for delivery next year. Through June 30, 2005, these actions have had minimal impact on our business. We cannot predict whether our efforts will be adequate or successful in avoiding production curtailment or more significant coal conservation procedures.

If rail delivery cycle times do not improve and more significant compensating measures are required, it could have a material adverse effect on our financial condition and results of operations.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial conditions and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2004 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or susceptibility of matters subject to change.

From December 31, 2004 through June 30, 2005, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2004 Form 10-K.

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

Regulated electric utility sales are significantly impacted by, among other factors, rate regulation, customer conservation efforts, wholesale demand, the overall economy of our service area, the weather and competitive forces. Our wholesale sales are impacted by, among other factors, demand, cost of fuel and purchased power, price volatility, available generation capacity and transmission availability.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004: Below we discuss our operating results for the three months ended June 30, 2005 as compared to the results for the three months ended June 30, 2004. Changes in results of operations are as follows:

	Three Months Ended June 30,
	2005	2004	Change	%Change
	(In Thousands)
SALES:
Residential	$52,078	$49,951	$2,127	4.3
Commercial	46,111	44,854	1,257	2.8
Industrial	39,514	39,349	165	0.4
Other retail	(558)	231	(789)	(341.6)

Total Retail Sales	137,145	134,385	2,760	2.1
Tariff-based wholesale	10,048	4,722	5,326	112.8
Market-based wholesale	18,828	29,082	(10,254)	(35.3)
Energy marketing	2,815	(288)	3,103	1,077.4
Transmission (a)	9,261	9,150	111	1.2
Other	2,912	3,284	(372)	(11.3)

Total Sales	181,009	180,335	674	0.4

OPERATING EXPENSES:
Fuel used for generation (b)	43,869	33,051	10,818	32.7
Purchased power	13,530	6,684	6,846	102.4
Operating and maintenance	58,881	58,402	479	0.8
Depreciation and amortization	23,071	22,894	177	0.8
Selling, general and administrative	18,854	16,334	2,520	15.4

Total Operating Expenses	158,205	137,365	20,840	15.2

INCOME FROM OPERATIONS	$22,804	$42,970	$(20,166)	(46.9)

(a)	Transmission: Includes an SPP network transmission tariff. For the three months ended June 30, 2005, our SPP network transmission costs were approximately $8.3 million. This amount, less approximately $0.6 million that was retained by the SPP as administration cost, was returned to us as revenues. For the three months ended June 30, 2004, our SPP network transmission costs were approximately $8.4 million with an administration cost of approximately $0.6 million retained by the SPP.
(b)	Fuel used for generation: Includes cost of fuel used, changes in fair value of fuel contracts and allocated net dispatch costs, which are net changes or benefits related to energy transactions allocated to us by our parent.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission, or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended June 30,
	2005	2004	Change	%Change
	(Thousands of MWh)
Residential	682	648	34	5.2
Commercial	734	716	18	2.5
Industrial	917	896	21	2.3
Other retail	11	11	—	—

Total Retail	2,344	2,271	73	3.2
Tariff-based wholesale	207	104	103	99.0
Market-based wholesale	464	855	(391)	(45.7)

Total	3,015	3,230	(215)	(6.7)

Residential and commercial sales and sales volumes increased due primarily to warmer weather during the three months ended June 30, 2005 as compared to the same period of 2004. When measured by cooling degree days, the weather during the three months ended June 30, 2005 was 14% warmer than the same period last year and 25% above the 20-year average. We measure cooling degree days at a weather station we believe to be generally reflective of conditions in our service territory.

The warmer weather also contributed to the increased tariff-based wholesale sales and sales volumes. Additionally, about $2.2 million, or 42%, of the increase in the tariff-based wholesale sales was due to the Wolf Creek outage. We sold more tariff-based wholesale power to a co-owner of Wolf Creek in accordance with a contract to supply replacement power to the co-owner when Wolf Creek is not available.

Market-based wholesale sales decreased because less energy was available for sale due to the increase in retail and tariff-based wholesale sales and the reduced availability of some of our generating units, primarily Wolf Creek. Wolf Creek generated 46% less electricity in the three months ended June 30, 2005 than in the same period of 2004 due to the scheduled refueling and maintenance outage.

The increase in energy marketing was due primarily to more favorable changes in market valuations and more favorable settlement of energy contracts during the three months ended June 30, 2005 than in the same period of 2004.

Fuel expense increased due primarily to a higher average fuel price, which was due largely to the Wolf Creek scheduled refueling outage and various other unplanned outages or reduced operating capability at our most economical generating units. The average fuel price for the three months ended June 30, 2005 was approximately 42% higher than in the same period of 2004. Based on MMBtu (million British thermal unit), we used approximately 13% less fuel, which partially offset the higher price.

Purchased power expense increased due to the various outages or reduced operating capability at some of our generating units. At times it was more economical to purchase power than to operate our available generating units.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004: Below we discuss our operating results for the six months ended June 30, 2005 as compared to the results for the six months ended June 30, 2004. Changes in results of operations are as follows:

	Six Months Ended June 30,
	2005	2004	Change	%Change
	(In Thousands)
SALES:
Residential	$99,007	$97,484	$1,523	1.6
Commercial	84,727	82,166	2,561	3.1
Industrial	75,303	76,286	(983)	(1.3)
Other retail	(298)	481	(779)	(162.0)

Total Retail Sales	258,739	256,417	2,322	0.9
Tariff-based wholesale	15,046	9,199	5,847	63.6
Market-based wholesale	48,052	51,316	(3,264)	(6.4)
Energy marketing	899	684	215	31.4
Transmission (a)	18,538	18,487	51	0.3
Other	5,505	6,323	(818)	(12.9)

Total Sales	346,779	342,426	4,353	1.3

OPERATING EXPENSES:
Fuel used for generation (b)	88,383	78,361	10,022	12.8
Purchased power	18,184	16,415	1,769	10.8
Operating and maintenance	118,880	113,366	5,514	4.9
Depreciation and amortization	46,057	45,647	410	0.9
Selling, general and administrative	39,755	34,077	5,678	16.7

Total Operating Expenses	311,259	287,866	23,393	8.1

INCOME FROM OPERATIONS	$35,520	$54,560	$(19,040)	(34.9)

(a)	Transmission: Includes an SPP network transmission tariff. For the six months ended June 30, 2005, our SPP network transmission costs were approximately $16.6 million. This amount, less approximately $1.1 million that was retained by the SPP as administration cost, was returned to us as revenues. For the six months ended June 30, 2004, our SPP network transmission costs were approximately $16.7 million with an administration cost of approximately $1.2 million retained by the SPP.
(b)	Fuel used for generation: Includes cost of fuel used, changes in fair value of fuel contracts and allocated net dispatch costs, which are net changes or benefits related to energy transactions allocated to us by our parent.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Six Months Ended June 30,
	2005	2004	Change	%Change
	(Thousands of MWh)
Residential	1,322	1,298	24	1.8
Commercial	1,349	1,316	33	2.5
Industrial	1,731	1,741	(10)	(0.6)
Other retail	22	22	—	—

Total Retail	4,424	4,377	47	1.1
Tariff-based wholesale	341	204	137	67.2
Market-based wholesale	1,166	1,575	(409)	(26.0)

Total	5,931	6,156	(225)	(3.7)

Residential and commercial sales and sales volumes increased due to warmer weather during the six months ended June 30, 2005 as compared with the same period of 2004. When measured by cooling degree days, the weather during the six months ended June 30, 2005 was 13% warmer than the same period last year and 25% above the 20-year average.

The warmer weather also contributed to the increased tariff-based wholesale sales and sales volumes. Additionally, about $2.4 million, or 41%, of the increased tariff-based wholesale sales was due to the Wolf Creek outage. We sold more to a co-owner of Wolf Creek in accordance with a contract to supply replacement power to the co-owner when Wolf Creek is not available. We had more energy available from Jeffrey Energy Center, which also contributed to the increased sales.

Market-based wholesale sales decreased because less energy was available for sale due to the increase in retail and tariff-based wholesale sales and the reduced availability of some of our generating units, primarily Wolf Creek. Wolf Creek generated 29% less electricity in the six months ended June 30, 2005 than in the same period of 2004 due to the scheduled refueling and maintenance outage.

The increase in energy marketing was due primarily to more favorable changes in market valuations and more favorable settlement of energy contracts during the six months ended June 30, 2005 than in the same period of 2004.

Fuel expense increased due primarily to using more expensive sources of generation because of the lower unit availability of our more economical generating units. Cost of fuel used for generation increased $1.7 million, or 2%, even though we used approximately 15% less MMBtus of fuel. The average fuel price for the six months ended June 30, 2005 was approximately 20% higher than in the same period of 2004. Westar Energy operates our combined system based on what is most economical for the combined companies at any given time. When less expensive power is available from Westar Energy’s central and northeastern Kansas control area, the dispatch costs for the power that we are allocated may be higher than when power is available in our control area. This was the case in 2005 due primarily to outages at La Cygne and Wolf Creek in 2005 that caused us to rely on our other sources of power. Dispatch costs allocated to us increased $8.3 million.

Purchased power expense increased due primarily to a 15% increase in the average price.

Operating and maintenance expense increased due primarily to an increase in maintenance costs at our generating units and on our distribution system.

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

We expect our internally generated cash, advances from Westar Energy, availability of cash through Westar Energy’s credit facilities and access to capital markets to be sufficient to fund operations and debt service payments. We do not maintain independent short-term credit facilities. We rely on Westar Energy for short-term cash needs. If Westar Energy is unable to borrow under its credit facilities, we could have a short-term liquidity problem that could require us to obtain a credit facility for our short-term cash needs and that could result in higher borrowing costs.

On May 6, 2005, Westar Energy amended its revolving credit facility dated March 12, 2004 to extend the term and reduce borrowing costs. The amended revolving credit facility matures on May 6, 2010. The facility allows Westar Energy to borrow up to an aggregate amount of $350.0 million, including letters of credit up to a maximum aggregate amount of $100.0 million. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect, subject to lender participation, to increase the aggregate amount of borrowings under this facility to $500.0 million. All borrowings under the revolving credit facility are secured by our first mortgage bonds.

A default by Westar Energy or us under other indebtedness totaling more than $25.0 million is a default under this facility. Westar Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 65% at all times. Available liquidity under the facility is not impacted by a decline in Westar Energy’s credit ratings. Also, the facility does not contain a material adverse effect clause requiring Westar Energy to represent, prior to each borrowing, that no event resulting in a material adverse effect has occurred.

Pension Obligation

The WCNOC pension plan expense and liabilities are measured using assumptions, which include discount rates, compensation rates and past and future estimated plan asset returns. Due to a decrease in interest rates and a corresponding decrease in the discount rates used to estimate pension liabilities, the fair value of WCNOC’s pension plan assets may fall below the accumulated benefit obligation at the next measurement date. The combined effects of these factors could result in the recognition of additional liabilities. We anticipate that at December 31, 2005, we may be required to make additional cash contributions or to incur a charge to equity, unless we are able to obtain authority from the KCC to recognize as a regulatory asset the amount of the potential charge to equity. The amounts will depend on plan asset performance for the year and the discount rate in effect when the plan liabilities are measured. We are unable to determine the financial impact at this time, which may or may not be material.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2004 through June 30, 2005, there have been no material changes in our off-balance sheet arrangements other than the extension of the term of the La Cygne Unit No. 2 lease as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, “La Cygne Unit No. 2 Lease.” For additional information, see our 2004 Form 10-K.

CONTRACTUAL OBLIGATIONS

Contractual Cash Obligations

There has been a material change in our contractual obligations since December 31, 2004. On June 30, 2005, we and the owner of La Cygne Unit No. 2 amended certain terms of the agreement relating to our lease of La Cygne Unit No. 2, including an extension of the term of the lease to September 2029. In addition, we caused the owner of La Cygne Unit No. 2 to refinance the debt used by the owner to purchase the facility. See Note 13 of the Notes to Condensed Consolidated Financial Statements, “La Cygne Unit No. 2 Lease,” for additional information regarding these transactions.

The following table summarizes the operating lease contractual obligations existing at June 30, 2005. For a comparison of amounts reported as of December 31, 2004, see our 2004 Form 10-K.

	Total	July 1, 2005 through December 31, 2005	2006 - 2007	2008 – 2009	Thereafter
	(In Thousands)
Operating leases (a)	$603,389	$33,382	$62,618	$70,428	$436,961

(a)	Includes the La Cygne Unit No. 2 lease, office space, operating facilities, office equipment, operating equipment and other miscellaneous commitments.

OTHER INFORMATION

Payment of Rebates

On July 21, 2003, Westar Energy and we entered into a Stipulation and Agreement (Stipulation) with the KCC staff and other interveners in the docket considering the Debt Reduction Plan. The KCC issued an order approving the Stipulation on July 25, 2003. The principal terms of the Stipulation included a requirement for Westar Energy and us to pay customer rebates of $10.5 million on May 1, 2005 and $10.0 million on January 1, 2006. Our share of the first rebate, approximately $5.6 million, appeared as credits on customers’ billing statements in May and June of 2005.

Fair Value of Energy Marketing Contracts

The tables below show the fair value of energy marketing and fuel contracts that were outstanding at June 30, 2005, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at December 31, 2004	$1,625
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(1,480)
Changes in fair value of contracts outstanding at the beginning and end of the period	(190)
Changes in fair value of new contracts entered into during the period	(13)

Fair value of contracts outstanding at June 30, 2005	$(58)

The sources of the fair values related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years
	(In Thousands)
Prices actively quoted (futures)	$85	$85	$—
Prices provided by other external sources (swaps and forwards)	(910)	(839)	(71)
Prices based on the Black Option Pricing model (options and other) (a)	767	767	—

Total fair value of contracts outstanding	$(58)	$13	$(71)

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

New Accounting Pronouncement

Accounting for Conditional Asset Retirement Obligations: In March 2005, FASB issued FIN 47, which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. We are evaluating what impact FIN 47 will have on our consolidated results of operations.

RISK FACTORS

Like other companies in our industry, our consolidated financial results will be impacted by weather, the economy of our service territory and the performance of our customers. Our creditworthiness will be affected by national and international macroeconomic trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statements highlight risk factors that may affect our consolidated financial condition and results of operations. These are not intended to be an exhaustive discussion of all such risks, and the statements below must be read together with factors discussed elsewhere in this document and in our other filings with the Securities and Exchange Commission.

Our Revenues Depend Upon Rates Determined by the KCC

The KCC regulates many aspects of our business and operations, including the retail rates that we charge customers for electric service. Our retail rates are set by the KCC using a cost-of-service approach that takes into account our historical operating expenses, fixed obligations and recovery of capital investments, including potentially stranded obligations. Using this approach, the KCC sets rates at a level calculated to recover such costs, adjusted to reflect known and measurable changes, and a permitted return on investment. Other parties to a rate review or the KCC staff may contend that our current or proposed rates are excessive. In July 2003, the KCC approved a stipulation and agreement that required us to file for a review of our rates by May 2, 2005. Accordingly, on May 2, 2005, we filed a request for an increase in rates of $36.3 million. We anticipate that any changes in our rates as a result of the rate review will become effective in January 2006. We expect that the rates permitted by the KCC in the rate review will be a decisive factor in determining our revenues for the succeeding periods and may have a material impact on our consolidated earnings, cash flows and financial position. We are unable to predict the outcome of the rate review.

Some of Our Costs May not be Fully Recovered in Retail Rates

Once established by the KCC, our rates generally remain fixed until changed in a subsequent rate review, except to the extent the KCC permits us to modify our tariffs using interim adjustment clauses. We may elect to file a rate review to request a change in our rates or intervening parties may request that the KCC review our rates for possible adjustment, subject to any limitations that may have been ordered by the KCC. Earnings could be reduced to the extent that our operating costs increase more than our revenues during the period between rate reviews, which may occur because of maintenance and repair of plants, fuel and purchased power expenses, employee or labor costs, inflation or other factors.

Equipment Failures and Other External Factors Can Adversely Affect Our Results

The generation and transmission of electricity requires the use of expensive and complicated equipment. While we have a maintenance program in place, generating plants are subject to unplanned outages because of equipment failure. In these events, we must either produce replacement power from more expensive units or purchase power from others at unpredictable and potentially higher cost in order to supply our customers and perform our contractual agreements. This can increase our costs materially and prevent us from selling excess power at wholesale. The frequency of coal deliveries from the Powder River Basin region of Wyoming, which is the primary source for our coal, has lengthened due primarily to operational problems caused by deteriorated rail track beds of approximately 100 miles in length in Wyoming. If rail delivery cycle times do not improve, we may be required to conserve coal and take other compensating measures, including forgoing market-based wholesale sales and, potentially, serving our customers with more expensive purchased power or by running our gas and oil generating units to a greater extent, that could have a material adverse affect on our financial condition and results of operations. In addition, decisions or mistakes by other utilities may adversely affect our ability to use transmission lines to deliver or import power, thus subjecting us to unexpected expenses or to the cost and uncertainty of public policy initiatives. These factors, as well as weather, interest rates, economic conditions, fuel availability, deliverability and prices, price volatility of fuel and other commodities and transportation availability and costs are largely beyond our control, but may have a material adverse effect on our consolidated earnings, cash flows and financial position. We engage in energy marketing transactions to reduce risk from market fluctuations, enhance system reliability and increase profits. The events mentioned above could reduce our ability to participate in energy marketing opportunities, which could reduce our profits.

We May Have Material Financial Exposure Under the Clean Air Act and Other Environmental Regulations

On January 22, 2004, the EPA notified Westar Energy that certain projects completed at Jeffrey Energy Center violated pre-construction permitting requirements of the Clean Air Act. This notification was delivered as part of an investigation by the EPA regarding maintenance activities that have been conducted since 1980 at Jeffrey Energy Center. The EPA has informed Westar Energy that it has referred this matter to the DOJ for it to consider whether to pursue an enforcement action in federal district court. The remedy for a violation could include fines and penalties and an order to install new emission control systems, both at Jeffrey Energy Center and at certain of Westar Energy’s other coal-fired power plants, the associated cost of which could be material. We anticipate that a portion of any of these potential costs to Westar Energy would be allocated to us.

Our activities are subject to environmental regulation by federal, state, and local governmental authorities. These regulations generally involve the use of water, discharges of effluents into the water, emissions into the air, the handling, storage and use of hazardous substances, and waste handling, remediation and disposal, among others. Congress or the State of Kansas may enact legislation and the EPA or the State of Kansas may propose new regulations or change existing regulations that could require us to reduce certain emissions at our plants. Such action could require us to install costly equipment, increase our operating expense and reduce production from our plants.

The degree to which we will need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA investigation described above. Although we expect to recover such costs through our rates, we can provide no assurance that we would be able to fully and timely recover all or any increased costs relating to environmental compliance. Failure to recover these associated costs could have a material adverse effect on our consolidated financial condition or results of operations.

Competitive Pressures from Electric Industry Deregulation Could Adversely Affect Our Revenues and Reported Earnings

We currently apply the accounting principles of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” to our regulated business. At June 30, 2005 and December 31, 2004 we had recorded $351.7 million and $306.7 million, respectively, of regulatory assets, net of regulatory liabilities. In the event that we determined that we could no longer apply the principles of SFAS No. 71, either as a result of the establishment of retail competition in our service territory or an expectation that permitted rates would not allow us to recover these costs, we would be required to record a charge against income in the amount of the remaining unamortized net regulatory assets.

We Face Financial Risks From Our Nuclear Facility

Risks of substantial liability arise from the ownership and operation of nuclear facilities, including, among others, potential structural problems at a nuclear facility, the storage, handling and disposal of radioactive materials, limitations on the amounts and types of insurance coverage commercially available, uncertainties with respect to the cost and technological aspects of nuclear decommissioning at the end of their useful lives and costs or measures associated with public safety. In the event of an extended or unscheduled outage at Wolf Creek, we would be required to generate power from more expensive units, purchase power in the open market to replace the power normally produced at Wolf Creek, and we would have less power available for sale by us in the wholesale markets. Such purchases would subject us to the risk of increased energy prices and, depending on the length and cost of the outage and the level of market prices, could adversely affect our cash flow. If we were not permitted by the KCC to recover these costs, such events could have an adverse impact on our consolidated financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

We are a wholly owned subsidiary of Westar Energy and all evaluations of our controls and procedures were conducted in conjunction with those undertaken by Westar Energy. Under the supervision and with the participation of Westar Energy’s management, and including our president and our principal financial and accounting officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company is communicated to our president and our principal financial and accounting officer. Based on that evaluation, our president and our principal financial and accounting officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

KANSAS GAS AND ELECTRIC COMPANY

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our consolidated results of operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Information required by Item 3 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2005

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2005

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2005 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date:	August 9, 2005	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Vice President and Treasurer