Form 10-Q
period 2005-09-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2005-11-04
CIK 54496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-7324

KANSAS GAS AND ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)

Kansas	48-1093840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 West Central

Wichita, Kansas 67203

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	1,000 Shares
(Class)	(Outstanding at November 4, 2005)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the outcome of the pending rate review filed with the Kansas Corporation Commission on May 2, 2005, and the Federal Energy Regulatory Commission transmission rate review also filed on May 2, 2005,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the outcome of the notice of violation received by Westar Energy, Inc. on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	political, legislative, judicial and regulatory developments,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, Wolf Creek Nuclear Operating Corporation’s pension and other post-retirement benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions regarding our Wolf Creek Generating Station decommissioning trust,

•	regulatory requirements for utility service reliability,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices,

•	availability and timely provision of our coal supply, and

•	other circumstances affecting anticipated operations, sales and costs.

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

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,773	$812
Accounts receivable, net	117,949	92,284
Inventories and supplies	54,839	64,397
Energy marketing contracts	2,904	4,020
Deferred tax assets	—	544
Prepaid expenses	34,173	24,070
Other	2,086	2,633

Total Current Assets	215,724	188,760

PROPERTY, PLANT AND EQUIPMENT, NET	2,327,850	2,349,673

OTHER ASSETS:
Regulatory assets	363,520	321,359
Nuclear decommissioning trust	98,326	91,095
Other	36,860	40,303

Total Other Assets	498,706	452,757

TOTAL ASSETS	$3,042,280	$2,991,190

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$100,000	$65,000
Accounts payable	20,814	39,772
Payable to affiliates	151,954	91,504
Accrued interest	7,012	7,308
Accrued taxes	39,517	29,420
Energy marketing contracts	7,457	2,497
Deferred tax liability	3,570	—
Other	36,757	30,079

Total Current Liabilities	367,081	265,580

LONG-TERM LIABILITIES:
Long-term debt, net	387,425	487,419
Deferred income taxes	672,408	656,838
Unamortized investment tax credits	44,131	46,073
Deferred gain from sale-leaseback	131,887	138,981
Asset retirement obligation	92,319	87,118
Nuclear decommissioning	98,326	91,095
Other	111,872	126,280

Total Long-Term Liabilities	1,538,368	1,633,804

COMMITMENTS AND CONTINGENCIES (See Note 6)

SHAREHOLDER’S EQUITY:
Common stock, no par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Retained earnings	71,197	26,172

Total Shareholder’s Equity	1,136,831	1,091,806

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$3,042,280	$2,991,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
SALES	$229,058	$202,209

OPERATING EXPENSES:
Fuel and purchased power	77,976	52,726
Operating and maintenance	59,832	57,097
Depreciation and amortization	23,185	23,009
Selling, general and administrative	20,862	18,932

Total Operating Expenses	181,855	151,764

INCOME FROM OPERATIONS	47,203	50,445

OTHER INCOME (EXPENSE):
Other income	11,862	7,113
Other expense	(5,094)	(4,404)

Total Other Income	6,768	2,709

Interest expense	7,094	6,921

INCOME BEFORE INCOME TAXES	46,877	46,233

Income tax expense	10,334	12,285

NET INCOME	$36,543	$33,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
SALES	$575,838	$544,634

OPERATING EXPENSES:
Fuel and purchased power	184,543	147,502
Operating and maintenance	178,712	170,463
Depreciation and amortization	69,242	68,656
Selling, general and administrative	60,617	53,008

Total Operating Expenses	493,114	439,629

INCOME FROM OPERATIONS	82,724	105,005

OTHER INCOME (EXPENSE):
Other income	30,805	19,274
Other expense	(13,102)	(11,296)

Total Other Income	17,703	7,978

Interest expense	21,243	24,846

INCOME BEFORE INCOME TAXES	79,184	88,137

Income tax expense	14,159	24,320

NET INCOME	$65,025	$63,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$65,025	$63,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,242	68,656
Amortization of nuclear fuel	9,368	10,631
Amortization of deferred gain from sale-leaseback	(7,095)	(8,871)
Amortization of prepaid corporate-owned life insurance	10,504	9,770
Net deferred taxes and credits	22,044	1,272
Net changes in energy marketing assets and liabilities	6,377	3,924
Changes in working capital items:
Accounts receivable, net	(25,665)	(24,553)
Inventories and supplies	9,558	7,836
Prepaid expenses and other	(43,766)	(43,138)
Accounts payable	(19,267)	(707)
Payable to affiliates	60,450	(18,402)
Accrued and other current liabilities	6,212	15,603
Changes in other, assets	(38,984)	(887)
Changes in other, liabilities	(19,417)	(5,228)

Cash flows from operating activities	104,586	79,723

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(60,251)	(60,015)
Investment in corporate-owned life insurance	(19,346)	(19,658)
Proceeds from investment in corporate-owned life insurance	10,794	—
Proceeds from other investments	6,818	—

Cash flows used in investing activities	(61,985)	(79,673)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from long-term debt	—	321,540
Retirement of long-term debt	(65,000)	(329,138)
Borrowings against cash surrender value of corporate-owned life insurance	56,532	55,593
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(11,172)	—
Dividends to parent company	(20,000)	(50,000)

Cash flows used in financing activities	(39,640)	(2,005)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,961	(1,955)

CASH AND CASH EQUIVALENTS:
Beginning of period	812	6,321

End of period	$3,773	$4,366

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$19,431	$24,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Kansas Gas and Electric Company is a regulated electric utility incorporated in 1990 in Kansas. Unless the context otherwise indicates, all references in this quarterly report on Form 10-Q to “the company,” “KGE,” “we,” “us,” “our” and similar words are to Kansas Gas and Electric Company. We are a wholly owned subsidiary of Westar Energy, Inc. and we provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We provide electric generation, transmission and distribution services to approximately 305,000 customers in south-central and southeastern Kansas, including the city of Wichita.

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

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, valuation of our energy marketing portfolio, intangible assets, income taxes, our portion of WCNOC’s pension and other post-retirement benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

We currently have insulating materials at our power plants that contain asbestos. We have determined that the disposal of the asbestos represents a conditional asset retirement obligation that is within the scope of FIN 47. It is likely that we will record an asset retirement obligation pursuant to the requirements of FIN 47. We are currently in the process of determining the fair value of that disposal obligation. The amount of the retirement obligation will be recorded as of 1983, the date when the Occupational Safety and Health Administration published the Emergency Temporary Standard for asbestos. We will also capitalize the retirement obligation as an increase to the power plant’s carrying value. The amount of depreciation and accretion expense accruing since 1983 will be recorded as a regulatory asset.

Reclassifications

We have reclassified certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements.

3. RATE MATTERS AND REGULATION

Retail Rate Review

In accordance with a Kansas Corporation Commission (KCC) order, we filed an application with the KCC on May 2, 2005, to increase our retail electric rates and to adopt other practices under the KCC’s jurisdiction. We anticipate that any changes in our rates as a result of the rate review will become effective in January 2006. Key components of the application are as follows:

•	Increasing our retail electric rates by $36.3 million annually

•	Implementing a fuel and purchased power adjustment clause

•	Sharing of market-based wholesale margins between customers and us

•	Recovering transmission costs through a separate Federal Energy Regulatory Commission (FERC) transmission delivery charge

•	Adopting a tariff to provide more timely recovery of investments and expenditures associated with adding and operating pollution control equipment at our power plants

•	Recovering $35.1 million of deferred maintenance costs associated with restoring utility service to our customers stemming from damage to our lines and equipment in the ice storms that occurred in 2002 and 2005

•	Increasing depreciation expense by approximately $14.2 million

•	Establishing customer service targets and the potential for rebates to customers based on our financial and customer service performance

On September 9, 2005, the KCC staff and intervenors in our rate case filed testimony with the KCC that proposes adjustments that would significantly decrease our electric rates. The KCC staff’s suggested adjustments would result in a decrease in our rates by approximately $59.4 million. On October 3, 2005, we filed with the KCC additional testimony to update our filing and rebut the KCC staff’s and intervenors’ findings, conclusions and proposed adjustments. The adoption of the KCC staff’s or intervenors’ proposed adjustments to our rates would have a material adverse effect on our financial condition and results of operations. The KCC is not bound by the recommendations of its staff or other intervenors. We anticipate a ruling by the KCC on or before December 28, 2005 but are unable to predict the outcome.

FERC Proceedings

Request for Change in Transmission Rates

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

Market-based Rates

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

4. ACCOUNTS RECEIVABLE SALES PROGRAM

We sell our accounts receivable to WR Receivables Corporation, a wholly owned subsidiary of Westar Energy. WR Receivables has an agreement to sell up to $125.0 million of our qualified accounts receivable to a financial institution pursuant to an agreement entered into in 2000. The agreement has been extended annually since 2000 pursuant to mutual agreement of the parties. We renewed the agreement in July 2005 for one year on terms substantially similar to the expiring agreement.

The receivables sold by WR Receivables to the financial institution are not reflected in the accounts receivable balance in the accompanying consolidated balance sheets. The amounts sold to the financial institution were $105.0 million at September 30, 2005 and $80.0 million at December 31, 2004. We record this activity on the consolidated statements of cash flows in the “accounts receivable, net” line of cash flows from operating activities.

We service, administer and collect the receivables on behalf of the financial institution. We paid administrative expenses to the financial institution of $1.2 million for the three months ended September 30, 2005 and $0.6 million for the same period of 2004 associated with the sale of these receivables, which represent the loss on the sale. We paid administrative expenses of $2.8 million for the nine months ended September 30, 2005 and $1.5 million for the same period of 2004. We include these expenses in other expense on our consolidated statements of income.

We record receivables transferred to WR Receivables at book value, net of allowance for bad debts. This approximates fair value due to the short-term nature of the receivable. We include the transferred accounts receivable in “accounts receivable, net,” on our consolidated balance sheets. The interests that we hold are presented in the table below.

	September 30, 2005	December 31, 2004
	(In Thousands)
Accounts receivable retained by WR Receivables, net	$107,621	$81,842
Accounts receivable reserved for financial institution, net	10,152	10,023

Transferred receivables, net	$117,773	$91,865

5. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $10.3 million for the three months ended September 30, 2005 as compared to $12.3 million for the same period of 2004, and $14.2 million for the nine months ended September 30, 2005 as compared to $24.3 million for the same period of 2004.

We are a member of Westar Energy’s consolidated tax group. We file consolidated tax returns with Westar Energy. Westar Energy allocates to us our portion of consolidated income taxes based on our contribution to consolidated taxable income.

As of September 30, 2005 and December 31, 2004, we had recorded reserves for uncertain income tax positions of $3.5 million and $2.9 million, respectively. The tax positions may involve income, deductions or credits reported in prior year income tax returns that we believe were treated properly on such tax returns. The tax returns containing these tax reporting positions are currently under audit or will likely be audited by the Internal Revenue Service or other taxing authorities. The timing of the resolution of these audits is uncertain. If the positions taken on the tax returns are ultimately upheld or not challenged within the time available for such challenges, we will reverse these tax provisions to income. If the positions taken on the tax returns are determined to be inappropriate, we may be required to make cash payments for taxes and interest. The reserves are determined based on our best estimate of probable assessments by the applicable taxing authorities and are adjusted, from time to time, based on changing facts and circumstances.

As of September 30, 2005 and December 31, 2004, we also had a reserve of $1.2 million and $0.9 million, respectively, for probable assessments of taxes other than income taxes.

6. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Our activities are subject to environmental regulation by federal, state, and local governmental authorities. These regulations generally involve the use of water, discharges of effluents into the water, emissions into the air, the handling, storage and use of hazardous substances, and waste handling, remediation and disposal, among others. Congress or the State of Kansas may enact legislation, and the Environmental Protection Agency (EPA) or the State of Kansas may propose new regulations or change existing regulations, that could require us to reduce certain emissions at our plants.

Uncertain legislative and regulatory outcomes result in a wide range of potential expenditures. On August 9, 2005, Kansas City Power & Light Company (KCPL), the operator of our jointly owned La Cygne Generating Station (La Cygne), announced that it will begin preparations for the installation of environmental upgrades at La Cygne Unit No. 1. As work on these upgrades progresses, we will incur costs beginning in 2005 and continuing through the completion of installation in 2009. We anticipate that our share of these costs will be approximately $105.0 million. Additionally, we have identified the potential for up to $240.0 million of expenditures for other environmental projects over approximately 10 years. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur a significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants.

The degree to which we will need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA New Source Review described below. Although we expect to recover such costs through our utility rates, we can provide no assurance that we would be able to fully and timely recover all or any increased costs relating to environmental compliance. Failure to recover these associated costs could have a material adverse effect on our consolidated financial condition or results of operations.

EPA New Source Review

Under Section 114(a) of the Clean Air Act (Section 114), the EPA is conducting investigations nationwide to determine whether modifications at coal-fired power plants are subject to New Source Review requirements or New Source Performance Standards. These investigations focus on whether projects at coal-fired plants were routine maintenance or whether the projects were substantial modifications that could have reasonably been expected to result in a significant net increase in emissions. The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to remove emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in emissions.

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

Nuclear Decommissioning

Nuclear decommissioning is a nuclear industry term for the permanent shutdown of a nuclear power plant in accordance with Nuclear Regulatory Commission (NRC) requirements. The NRC requires companies with nuclear power plants to prepare formal financial plans to fund nuclear decommissioning. We file a nuclear decommissioning and dismantlement study with the KCC every three years.

We filed an updated nuclear decommissioning and dismantlement cost estimate study with the KCC on September 1, 2005. Costs outlined by this study were developed to decommission Wolf Creek following a shutdown. The analyses relied upon the site-specific, technical information, updated to reflect current plant conditions and operating assumptions. Based on this study, our share of Wolf Creek’s decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $243.3 million in 2005 dollars. These costs include decontamination, dismantling and site restoration and are not inflated, escalated, or discounted over the period of expenditure. We anticipate a KCC order on the September 2005 decommissioning study in the second quarter of 2006. The actual decommissioning costs may vary from the estimates because of changes in technology and changes in costs for labor, materials and equipment.

7. ICE STORM

On January 4 and 5, 2005, substantially all of our service territory experienced a severe ice storm. The storm interrupted electric service in a large portion of our service territory and damaged a significant portion of our electric distribution system. On March 22, 2005, we received an accounting authority order from the KCC that allows us to accumulate and defer for recovery the maintenance costs related to system restoration, as well as accumulate and record a carrying charge on the deferred balance. As of September 30, 2005, we have recorded $24.8 million as a regulatory asset related to these costs. Recovery of these costs is being considered as part of our rate review as discussed in Note 3, “Rate Matters and Regulation.”

8. RELATED PARTY TRANSACTIONS

Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. An intercompany account is used to record receipts and disbursements between Westar Energy and us and between WR Receivables and us. The net amount payable to affiliates was approximately $152.0 million at September 30, 2005 and approximately $91.5 million at December 31, 2004 as reflected on our consolidated balance sheets.

Westar Energy provides all employees we use. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers and/or other appropriate factors. We believe such allocation procedures are reasonable.

We declared and paid dividends to Westar Energy for the nine months ended September 30, 2005 of $20.0 million and $50.0 million for the same period of 2004.

9. DEBT

The table below shows our long-term debt outstanding at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
	(In Thousands)
First mortgage bond series:
6.50% due 2005	$—	$65,000
6.20% due 2006	100,000	100,000

	100,000	165,000

Pollution control bond series:
5.10% due 2023	13,488	13,488
Variable due 2027, 2.70% at September 30, 2005	21,940	21,940
5.30% due 2031	108,600	108,600
5.30% due 2031	18,900	18,900
2.65% due 2031 and putable 2006	100,000	100,000
Variable due 2031, 2.65% at September 30, 2005	100,000	100,000
Variable due 2032, 2.65% at September 30, 2005	14,500	14,500
Variable due 2032, 2.65% at September 30, 2005	10,000	10,000

	387,428	387,428

Unamortized debt discount (a)	(3)	(9)
Long-term debt due within one year	(100,000)	(65,000)

Long-term debt, net	$387,425	$487,419

(a)	We amortize debt discount over the term of the respective issue.

On August 1, 2005, we repaid the outstanding $65.0 million aggregate principal amount of our 6.5% first mortgage bonds.

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

11. FERC SETTLEMENT

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$705	$643	$60	$59
Interest cost	932	824	96	89
Expected return on plan assets	(779)	(695)	—	—
Amortization of:
Transition obligation, net	14	14	15	15
Prior service costs	8	8	—	—
Loss, net	336	201	42	35

Net periodic cost	$1,216	$995	$213	$198

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,121	$1,906	$179	$179
Interest cost	2,806	2,443	288	264
Expected return on plan assets	(2,344)	(2,060)	—	—
Amortization of:
Transition obligation, net	42	42	45	45
Prior service costs	24	23	—	—
Loss, net	1,010	597	126	106

Net periodic cost	$3,659	$2,951	$638	$594

13. LA CYGNE UNIT NO. 2 LEASE

On June 30, 2005, we and the owner of the La Cygne Unit No. 2 amended certain terms of the agreement relating to our lease of La Cygne Unit No. 2, including an extension of the lease term. The lease was entered into in 1987 with an initial term ending in September 2016. With the June 30, 2005 extension, the term of the lease will expire in September 2029. Upon expiration of the lease term in 2029, we have a fixed price option to purchase La Cygne Unit No. 2 for a price that is estimated to be the fair market value of the facility in 2029. We can also elect to renew the lease at the expiration of the lease term in 2029. However, any renewal period, when added to the initial lease term, cannot exceed 80% of La Cygne Unit No. 2’s estimated useful life.

On June 30, 2005, we caused the owner of La Cygne Unit No. 2 to refinance the debt used by the owner to finance the purchase of the facility. At June 30, 2005, we had an unamortized gain, net of transaction costs, of $168.0 million as a result of the original transaction. This balance will be amortized over the term of the extended lease period. The savings resulting from extending the term of the lease and refinancing the debt will reduce our annual lease expense by approximately $11.0 million. These savings will be reflected in future utility rates.

The table below shows the estimated commitments for the La Cygne Unit No. 2 lease as reported in our 2004 Form 10-K as of December 31, 2004 and with the effect of the new lease as of September 30, 2005.

La Cygne Unit No. 2 Lease Commitments

	As of September 30, 2005	As of December 31, 2004
	(In Thousands)
Future commitments:
2005	$—	$38,013
2006	33,535	42,287
2007	23,464	78,268
2008	32,892	12,609
2009	32,964	42,287
Thereafter	388,846	289,154

Total future commitments	$511,701	$502,618

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes since December 31, 2004, and our operating results for the three and nine months ended September 30, 2005 and 2004. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Overview

Several significant items have impacted us and our business operations since January 1, 2005, either directly or indirectly through Westar Energy.

•	We filed an application with the KCC on May 2, 2005 for an increase in our retail electric rates of $36.3 million annually. See Note 3 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” for additional information.

•	We incurred approximately $32.1 million in costs to restore our electric distribution system as a result of a severe ice storm that occurred in January 2005. See Note 7 of the Notes to Condensed Consolidated Financial Statements, “Ice Storm,” for additional information.

•	We refinanced debt as it matured or as market conditions allowed, which reduced our interest expense. See Note 9 of the Notes to Condensed Consolidated Financial Statements, “Debt,” for additional information.

•	We recorded $5.9 million of income from corporate-owned life insurance.

•	We received proceeds from the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact) of $9.2 million as a result of the settlement of a federal lawsuit. The proceeds include the return of our original $6.8 million investment and $2.4 million in interest.

•	Coal delivery issues have caused our coal inventory levels to decline significantly below desired levels.

•	Wholesale sales volumes have declined, and could continue to decline, due to the cost and availability of fuel.

•	The cost of sales has increased significantly as discussed in more detail in the following section.

Increasing Cost of Sales

The cost of power is impacted by, among other factors, customer demand, cost and availability of fuel and purchased power, price volatility, available generation capacity and operating constraints. Higher fuel and purchased power costs, unit outages, and operating constraints related to our efforts to conserve coal have increased our cost of sales.

Cost of Fuel and Purchased Power: The cost of fossil fuel has increased significantly, especially the cost of natural gas and oil. This higher cost of fuel affects not only the cost of fuel we burn, but also increases the market prices for both our wholesale sales and the power we purchase. The cost and availability of fuel may cause us to use higher priced fuel types or to purchase power to meet the needs of our customers. The effects of the fuel price increases are reflected in our operating results.

Unit Availability: Our operating results are significantly influenced by the availability of our generating units. If our more economical units are not available, we must rely on more expensive sources of power to meet our load requirements. During the nine months ended September 30, 2005, due to various planned and unplanned unit outages as well as some coal conservation efforts, we produced approximately 865,000 less megawatt hours (MWh) than during the same period of 2004. The primary outages during the nine months ended September 30, 2005 were the scheduled refueling and maintenance outage at Wolf Creek and planned and unplanned outages at La Cygne Unit No. 1. The primary outages during the nine months ended September 30, 2004 were the planned and unplanned outages and reduced availability of Jeffrey Energy Center.

Operating Constraints: Our operating results are influenced by operating constraints on our generating units, such as coal conservation. If our more economical units are constrained, we must rely on more expensive sources of power to meet our load requirements and/or forego some opportunities in the wholesale power market. During the nine months ended September 30, 2005, coal conservation efforts, at times, reduced the energy generated at our more economical units and contributed to the decline in our market-based wholesale sales volumes. Coal conservation was initiated due to slower than expected coal deliveries as discussed below.

Coal Inventory and Delivery: Coal deliveries from the Powder River Basin region of Wyoming have been slower than expected due primarily to problems with the rail tracks used to deliver our coal and operational problems at the mines where the coal is obtained. Nearly all of the coal used in our coal-fired generating stations is from the Powder River Basin region of Wyoming. Longer rail delivery cycle times could have a material adverse effect on our financial condition and results of operations.

We have taken compensating measures based on current delivery cycle times, our assumptions about future delivery cycle times, fuel usage and planned inventory levels. These measures include, but are not limited to, reducing coal consumption during off-peak periods by revising normal operational dispatch of generating units, purchasing power or using more expensive power to serve customers, decreasing wholesale sales and ordering additional rail cars for delivery next year. Through September 30, 2005, these actions have helped reduce the financial impact resulting from slower delivery cycle times. The effect of the reduction in sales due to longer coal deliveries has been partially offset by higher prices in the power markets received for the power we have sold.

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

From December 31, 2004 through September 30, 2005, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2004 Form 10-K.

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Below we discuss our operating results for the three months ended September 30, 2005 as compared to the results for the three months ended September 30, 2004. Changes in results of operations are as follows:

	Three Months Ended September 30,
	2005	2004	Change	% Change
	(In Thousands)
SALES:
Residential	$86,339	$76,264	$10,075	13.2
Commercial	56,256	52,428	3,828	7.3
Industrial	41,435	40,504	931	2.3
Other retail	200	238	(38)	(16.0)

Total Retail Sales	184,230	169,434	14,796	8.7
Tariff-based wholesale	11,876	6,979	4,897	70.2
Market-based wholesale	23,589	15,448	8,141	52.7
Energy marketing	(2,812)	(2,117)	(695)	(32.8)
Transmission (a)	8,996	9,148	(152)	(1.7)
Other	3,179	3,317	(138)	(4.2)

Total Sales	229,058	202,209	26,849	13.3

OPERATING EXPENSES:
Fuel used for generation (b)	52,948	45,037	7,911	17.6
Purchased power	25,028	7,689	17,339	225.5
Operating and maintenance	59,832	57,097	2,735	4.8
Depreciation and amortization	23,185	23,009	176	0.8
Selling, general and administrative	20,862	18,932	1,930	10.2

Total Operating Expenses	181,855	151,764	30,091	19.8

INCOME FROM OPERATIONS	$47,203	$50,445	$(3,242)	(6.4)

(a)	Transmission: Includes an SPP network transmission tariff. For the three months ended September 30, 2005, our SPP network transmission costs were approximately $8.1 million. This amount, less approximately $0.8 million that was retained by the SPP as administration cost, was returned to us as revenues. For the three months ended September 30, 2004, our SPP network transmission costs were approximately $8.3 million with an administration cost of approximately $0.5 million retained by the SPP.
(b)	Fuel used for generation: Includes cost of fuel used, changes in fair value of fuel contracts and allocated net dispatch costs, which are net changes or benefits related to energy transactions allocated to us by our parent.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission, or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended September 30,
	2005	2004	Change	% Change
	(Thousands of MWh)
Residential	1,051	923	128	13.9
Commercial	878	806	72	8.9
Industrial	945	895	50	5.6
Other retail	11	11	—	—

Total Retail	2,885	2,635	250	9.5
Tariff-based wholesale	202	138	64	46.4
Market-based wholesale	421	452	(31)	(6.9)

Total	3,508	3,225	283	8.8

Residential and commercial sales and sales volumes increased due primarily to warmer weather during the three months ended September 30, 2005 as compared to the same period of 2004. When measured by cooling degree days, the weather during the three months ended September 30, 2005 was 20% warmer than the same period last year and about the same as the 20-year average. We measure cooling degree days at a weather station we believe to be generally reflective of conditions in our service territory.

The warmer weather was also the primary reason tariff-based wholesale sales and sales volumes increased. We had more energy available from Jeffrey Energy Center, which also contributed to the increased tariff-based wholesale sales.

Market-based wholesale sales increased due to higher market prices, which increased due largely to higher prevailing fuel prices. Market-based wholesale sales volumes declined because less energy was available for sale due to the increase in retail and tariff-based wholesale sales as well as coal conservation efforts.

Fuel expense increased due primarily to higher fuel prices, primarily natural gas. Fuel prices for the three months ended September 30, 2005 were approximately 31% higher than in the same period of 2004. We used approximately 3% more fuel to meet the increased demand reflected in our higher sales volumes. In addition, we used more expensive sources of generation because of the planned and unplanned outages and coal conservation at some of our more economical generating units.

The quantity of power purchased more than doubled due to higher customer demand, lower unit availability or operating constraints at some of our more economical generating units. Also affecting the increased purchased power expense were 17% higher average market prices. At times, it was more economical to purchase power than to operate our available generating units.

Operating and maintenance expense increased due primarily to a $3.5 million charge to write off plant operating system development costs at Wolf Creek due to non-performance of the vendor developing the system. Costs of operating and maintaining our distribution system increased $1.8 million due primarily to higher labor costs allocated to us and additional maintenance projects. These higher expenses were partially offset by a decline in expense related to the changes in the La Cygne Unit No. 2 operating lease as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, “La Cygne Unit No. 2 Lease” and a decrease in maintenance expenses for our generating units.

Selling, general and administrative expense increased due primarily to the allocated portion of Westar Energy’s higher employee pension and benefit costs. Partially offsetting this increase were declines in insurance costs and general expenses.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Below we discuss our operating results for the nine months ended September 30, 2005 as compared to the results for the nine months ended September 30, 2004. Changes in results of operations are as follows:

	Nine Months Ended September 30,
	2005	2004	Change	% Change
	(In Thousands)
SALES:
Residential	$185,346	$173,748	$11,598	6.7
Commercial	140,983	134,594	6,389	4.7
Industrial	116,738	116,790	(52)	—
Other retail	(98)	719	(817)	(113.6)

Total Retail Sales	442,969	425,851	17,118	4.0
Tariff-based wholesale	26,922	16,178	10,744	66.4
Market-based wholesale	71,642	66,763	4,879	7.3
Energy marketing	(1,913)	(1,433)	(480)	(33.5)
Transmission (a)	27,535	27,635	(100)	(0.4)
Other	8,683	9,640	(957)	(9.9)

Total Sales	575,838	544,634	31,204	5.7

OPERATING EXPENSES:
Fuel used for generation (b)	141,330	123,398	17,932	14.5
Purchased power	43,213	24,104	19,109	79.3
Operating and maintenance	178,712	170,463	8,249	4.8
Depreciation and amortization	69,242	68,656	586	0.9
Selling, general and administrative	60,617	53,008	7,609	14.4

Total Operating Expenses	493,114	439,629	53,485	12.2

INCOME FROM OPERATIONS	$82,724	$105,005	$(22,281)	(21.2)

(a)	Transmission: Includes an SPP network transmission tariff. For the nine months ended September 30, 2005, our SPP network transmission costs were approximately $24.7 million. This amount, less approximately $1.9 million that was retained by the SPP as administration cost, was returned to us as revenues. For the nine months ended September 30, 2004, our SPP network transmission costs were approximately $25.0 million with an administration cost of approximately $1.7 million retained by the SPP.
(b)	Fuel used for generation: Includes cost of fuel used, changes in fair value of fuel contracts and allocated net dispatch costs, which are net changes or benefits related to energy transactions allocated to us by our parent.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Nine Months Ended September 30,
	2005	2004	Change	% Change
	(Thousands of MWh)
Residential	2,373	2,221	152	6.8
Commercial	2,227	2,122	105	4.9
Industrial	2,676	2,636	40	1.5
Other retail	33	33	—	—

Total Retail	7,309	7,012	297	4.2
Tariff-based wholesale	543	342	201	58.8
Market-based wholesale	1,588	2,027	(439)	(21.7)

Total	9,440	9,381	59	0.6

Residential and commercial sales and sales volumes increased due to warmer weather during the nine months ended September 30, 2005 as compared with the same period of 2004. When measured by cooling degree days, the weather during the nine months ended September 30, 2005 was 17% warmer than the same period last year and about 7% above the 20-year average.

The warmer weather was also the primary reason tariff-based wholesale sales and sales volumes increased. Additionally, about $2.1 million, or approximately 20%, of the increase in tariff-based wholesale sales was due to the Wolf Creek outage. We sold more tariff-based wholesale power to a co-owner of Wolf Creek in accordance with a contract to supply replacement power to the co-owner when Wolf Creek is not available. We had more energy available from Jeffrey Energy Center, which also contributed to the increased sales.

Market-based wholesale sales increased due to higher market prices, which increased due largely to higher prevailing fuel prices and current market conditions. Market-based wholesale sales volumes declined because less energy was available for sale due to the increase in retail and tariff-based wholesale sales, the reduced availability of some of our generating units, primarily Wolf Creek, as well as coal conservation efforts. Wolf Creek generated 18% less electricity in the nine months ended September 30, 2005 than in the same period of 2004 due to the scheduled refueling and maintenance outage.

Fuel expense increased due primarily to higher fuel prices, primarily natural gas. Fuel prices for the nine months ended September 30, 2005 were approximately 25% higher than in the same period of 2004. Partially offsetting the increase in the fuel price was an approximate 8% decline in the quantity of fuel burned.

Purchased power expense increased due to an approximate 55% increase in the quantity purchased due to the various outages, reduced operating capability or coal conservation at some of our more economical generating units and a 16% increase in the market price of such power. At times, it was more economical to purchase power than to operate our available generating units.

Costs of operating and maintaining our distribution system increased $4.0 million primarily associated with higher labor costs allocated to us and additional maintenance projects. Also contributing to the higher operating and maintenance expense was a $3.5 million expense to write off plant operating system development costs at Wolf Creek due to non-performance of the vendor developing the system, an increase of $1.6 million in maintenance costs at our generating units due to the outages as discussed above in “—Unit Availability” and a $0.9 million increase in taxes other than income tax. These higher expenses were partially offset by a decline in expense related to the changes in the La Cygne Unit No. 2 operating lease.

Selling, general and administrative expense increased due primarily to the allocated portion of Westar Energy’s higher employee pension and benefit costs. Partially offsetting this increase were declines in insurance costs and general expenses.

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

Debt Financings

On August 1, 2005, we repaid the outstanding $65.0 million aggregate principal amount of our 6.5% first mortgage bonds.

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

Future Cash Requirements

On August 9, 2005, KCPL, the operator of our jointly owned La Cygne Generating Station, announced that it will begin preparations for the installation of environmental upgrades at La Cygne Unit No. 1. As work on these upgrades progresses, we will incur costs beginning in 2005 and continuing through the completion of installation in 2009. We anticipate that our share of these costs will be approximately $105.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2004 through September 30, 2005, there have been no material changes in our off-balance sheet arrangements other than the extension of the term of the La Cygne Unit No. 2 lease as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements to Condensed Consolidated Financial Statements, “La Cygne Unit No. 2 Lease.” For additional information, see our 2004 Form 10-K.

CONTRACTUAL OBLIGATIONS

Contractual Cash Obligations

There have been material changes in our contractual obligations since December 31, 2004. On June 30, 2005, we and the owner of La Cygne Unit No. 2 amended certain terms of the agreement relating to our lease of La Cygne Unit No. 2, including an extension of the term of the lease to September 2029. In addition, we caused the owner of La Cygne Unit No. 2 to refinance the debt used by the owner to finance the purchase of the facility. See Note 13 of the Notes to Condensed Consolidated Financial Statements, “La Cygne Unit No. 2 Lease,” for additional information regarding these transactions.

The following table summarizes the operating lease contractual obligations existing at September 30, 2005. For a comparison of amounts reported as of December 31, 2004, see our 2004 Form 10-K.

	Total	October 1, 2005 through December 31, 2005	2006 - 2007	2008 – 2009	Thereafter
	(In Thousands)
Operating leases (a)	$539,311	$1,514	$62,388	$70,199	$405,210

(a)	Includes the La Cygne Unit No. 2 lease, office space, operating facilities, office equipment, operating equipment and other miscellaneous commitments.

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

Settlement of Radioactive Waste Disposal Lawsuit

In August 2005, we received $9.2 million in proceeds from the Central States Compact as a result of the settlement of a federal lawsuit. This lawsuit was filed against the state of Nebraska by the other member states that originally formed the Central States Compact. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma originally formed the Central States Compact, and the Compact Commission, which is responsible for causing a new disposal facility to be developed within one of the member states. The Compact Commission selected Nebraska as the host state for the disposal facility. However, in December 1998, the Nebraska agencies responsible for considering the developer’s license application denied the application and as a result, most of the utilities that had provided the project’s pre-construction financing (including WCNOC) filed a federal court lawsuit contending Nebraska officials acted in bad faith while handling the license application. In August 2004, Nebraska and the Compact Commission settled the case under terms whereby Nebraska would pay the Compact Commission $140.5 million in August 2005, of which the $9.2 million was our share.

Energy Policy Act of 2005

On August 8, 2005, the Energy Policy Act of 2005 (2005 Energy Act) was enacted. The 2005 Energy Act is comprehensive legislation that will substantially affect the regulation of energy companies. The Act amends federal energy laws and provides FERC with new oversight responsibilities.

The 2005 Energy Act includes numerous provisions that may affect us, some of which include:

•	The Public Utility Holding Company Act of 1935, which significantly restricted mergers and acquisitions in the electric utility sector, was repealed.

•	The FERC will appoint and oversee an electric reliability organization to establish and enforce mandatory reliability standards regarding the interstate electric transmission system.

•	The FERC will establish incentives for transmission companies, such as performance-based rates, to provide for recovery of the costs to comply with reliability standards.

•	The Price Anderson Amendments Act of 1988, which provides the framework for nuclear liability protection, will be extended by twenty years to 2025.

•	Federal support will be available for certain clean coal power initiatives, nuclear power projects and renewable energy technologies.

The implementation of the 2005 Energy Act requires proceedings at the state level and the development of regulations by FERC and the Department of Energy, as well as other federal agencies. We cannot predict when these proceedings and regulations will commence or be finalized. We are in the process of assessing the potential impact this legislation may have on our financial condition, future capital expenditure plans and future results of operations.

Fair Value of Energy Marketing Contracts

The tables below show the fair value of energy marketing and fuel contracts that were outstanding at September 30, 2005, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at December 31, 2004	$1,625
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(1,299)
Changes in fair value of contracts outstanding at the beginning and end of the period	(2,348)
Changes in fair value of new contracts entered into during the period	(2,729)

Fair value of contracts outstanding at September 30, 2005	$(4,751)

The sources of the fair values related to these contracts are summarized in the following table:

	Fair Value of Contracts at September 30, 2005
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years
	(In Thousands)
Prices provided by other external sources (swaps and forwards)	$(5,508)	$(5,310)	$(198)
Prices based on the Black Option Pricing model (options and other) (a)	757	757	—

Total fair value of contracts outstanding	$(4,751)	$(4,553)	$(198)

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

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

We currently have insulating materials at our power plants that contain asbestos. We have determined that the disposal of the asbestos represents a conditional asset retirement obligation that is within the scope of FIN 47. It is likely that we will record an asset retirement obligation pursuant to the requirements of FIN 47. We are currently in the process of determining the fair value of that disposal obligation. The amount of the retirement obligation will be recorded as of 1983, the date when the Occupational Safety and Health Administration published the Emergency Temporary Standard for asbestos. We will also capitalize the retirement obligation as an increase to the power plant’s carrying value. The amount of depreciation and accretion expense accruing since 1983 will be recorded as a regulatory asset.

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

Our Revenues Depend Upon Rates Determined by the KCC

The KCC regulates many aspects of our business and operations, including the retail rates that we charge customers for electric service. Our retail rates are set by the KCC using a cost-of-service approach that takes into account our historical operating expenses, fixed obligations and recovery of capital investments, including potentially stranded obligations. Using this approach, the KCC sets rates at a level calculated to recover such costs, adjusted to reflect known and measurable changes, and a permitted return on investment. Other parties to a rate review or the KCC staff may contend that our current or proposed rates are excessive. In July 2003, the KCC approved a stipulation and agreement that required us to file for a review of our rates by May 2, 2005. Accordingly, on May 2, 2005, we filed a request for an increase in rates of $36.3 million annually. On September 9, 2005, the KCC staff and intervenors in our rate case filed testimony with the KCC that proposes adjustments that would significantly decrease our electric rates. The KCC staff’s suggested adjustments would result in a decrease in our rates by approximately $59.4 million. On October 3, 2005, we filed with the KCC additional testimony to update our filing and rebut the KCC staff’s and intervenors’ findings, conclusions and proposed adjustments. The adoption of the KCC staff’s or intervenors’ proposed adjustments to our rates would have a material adverse effect on our financial condition and results of operations. The KCC is not bound by the recommendations of its staff or other intervenors. We anticipate that any changes in our rates as a result of the rate review will become effective in January 2006. We expect that the rates permitted by the KCC in the rate review will be a decisive factor in determining our revenues for the succeeding periods and may have a material impact on our consolidated earnings, cash flows and financial position. We are unable to predict the outcome of the rate review.

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

Equipment Failures and Other External Factors Can Adversely Affect Our Results

The generation and transmission of electricity requires the use of expensive and complicated equipment. While we have a maintenance program in place, generating plants are subject to unplanned outages because of equipment failure. In these events, we must either produce replacement power from more expensive units or purchase power from others at unpredictable and potentially higher cost in order to supply our customers and perform our contractual agreements. This can increase our costs materially and prevent us from selling excess power at wholesale. Coal deliveries from the Powder River Basin region of Wyoming, which is the primary source for our coal, have been slower than expected due primarily to problems with the rail tracks used to deliver our coal and operational problems at the mines where the coal is obtained. If rail delivery cycle times do not improve, we may be required to increase our coal conservation efforts and take other compensating measures. These measures include, but are not limited to, further reducing coal consumption by revising normal dispatch of generation units, purchasing power or using more expensive power to serve customers and decreasing or, if necessary, eliminating market-based wholesale sales that could have a material adverse affect on our financial condition and results of operations. In addition, decisions or mistakes by other utilities may adversely affect our ability to use transmission lines to deliver or import power, thus subjecting us to unexpected expenses or to the cost and uncertainty of public policy initiatives. These factors, as well as weather, interest rates, economic conditions, fuel availability, deliverability and prices, price volatility of fuel and other commodities and transportation availability and costs are largely beyond our control, but may have a material adverse effect on our consolidated earnings, cash flows and financial position. We engage in energy marketing transactions to reduce risk from market fluctuations, enhance system reliability and increase profits. The events mentioned above could reduce our ability to participate in energy marketing opportunities, which could reduce our profits.

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

Our activities are subject to environmental regulation by federal, state, and local governmental authorities. These regulations generally involve the use of water, discharges of effluents into the water, emissions into the air, the handling, storage and use of hazardous substances, and waste handling, remediation and disposal, among others. Congress or the State of Kansas may enact legislation, and the EPA or the State of Kansas may propose new regulations or change existing regulations, that could require us to reduce certain emissions at our plants. Such action could require us to install costly equipment, increase our operating expense and reduce production from our plants.

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

Competitive Pressures from Electric Industry Deregulation Could Adversely Affect Our Revenues and Reported Earnings

We currently apply the accounting principles of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” to our regulated business. At September 30, 2005 and December 31, 2004 we had recorded $345.9 million and $306.7 million, respectively, of regulatory assets, net of regulatory liabilities. In the event that we determined that we could no longer apply the principles of SFAS No. 71, either as a result of the establishment of retail competition in our service territory or an expectation that permitted rates would not allow us to recover these costs, we would be required to record a charge against income in the amount of the remaining unamortized net regulatory assets.

We Face Financial Risks From Our Nuclear Facility

Risks of substantial liability arise from the ownership and operation of nuclear facilities, including, among others, potential structural problems at a nuclear facility, the storage, handling and disposal of radioactive materials, limitations on the amounts and types of insurance coverage commercially available, uncertainties with respect to the cost and technological aspects of nuclear decommissioning at the end of their useful lives and costs or measures associated with public safety. In the event of an extended or unscheduled outage at Wolf Creek, we would be required to generate power from more expensive units or purchase power in the open market to replace the power normally produced at Wolf Creek, and we would have less power available for sale by us in the wholesale markets. Such purchases would subject us to the risk of increased energy prices and, depending on the length and cost of the outage and the level of market prices, could adversely affect our cash flow. If we were not permitted by the KCC to recover these costs, such events could have an adverse impact on our consolidated financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

We are a wholly owned subsidiary of Westar Energy and all evaluations of our controls and procedures were conducted in conjunction with those undertaken by Westar Energy. Under the supervision and with the participation of Westar Energy’s management, and including our president and our principal financial and accounting officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company is communicated to our president and our principal financial and accounting officer. Based on that evaluation, our president and our principal financial and accounting officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Information required by Item 3 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2005

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2005

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2005 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date:	November 4, 2005	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Vice President and Treasurer