Form 10-Q
period 2006-03-31
KANSAS GAS & ELECTRIC CO /KS/
filed 2006-05-09
CIK 54496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	1,000 Shares
(Class)	(Outstanding at May 9, 2006)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the outcome of appeals of the rate review filed by interveners in the Kansas Court of Appeals regarding the Kansas Corporation Commission’s December 28, 2005 order,

•	the outcome of the Federal Energy Regulatory Commission transmission formula rate application filed on May 2, 2005,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the outcome of the notice of violation received by Westar Energy, Inc. on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	political, legislative, judicial and regulatory developments,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, Wolf Creek Nuclear Operating Corporation’s pension and other post-retirement benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions regarding our Wolf Creek Generating Station decommissioning obligation,

•	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities,

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

•	regulatory requirements for utility service reliability,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices,

•	availability and timely provision of our coal supply, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2005. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,167	$2,478
Accounts receivable, net	57,031	124,408
Inventories and supplies, net	64,064	57,668
Energy marketing contracts	3,286	3,869
Deferred tax assets	5,718	4,320
Prepaid expenses	14,593	25,245
Regulatory assets	23,383	17,326
Other	1,351	2,136

Total Current Assets	173,593	237,450

PROPERTY, PLANT AND EQUIPMENT, NET	2,348,952	2,341,388

OTHER ASSETS:
Regulatory assets	251,022	258,683
Nuclear decommissioning trust	104,221	100,803
Other	34,060	33,255

Total Other Assets	389,303	392,741

TOTAL ASSETS	$2,911,848	$2,971,579

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$100,000
Accounts payable	36,814	26,088
Payable to affiliates	104,135	154,630
Accrued interest	4,829	6,092
Accrued taxes	41,811	35,499
Energy marketing contracts	949	4,170
Other	22,180	35,140

Total Current Liabilities	210,718	361,619

LONG-TERM LIABILITIES:
Long-term debt, net	387,428	387,427
Deferred income taxes	632,088	637,226
Unamortized investment tax credits	43,522	44,105
Deferred gain from sale-leaseback	129,139	130,513
Asset retirement obligation	125,598	123,412
Other	117,605	132,673

Total Long-Term Liabilities	1,435,380	1,455,356

COMMITMENTS AND CONTINGENCIES (See Note 7)
SHAREHOLDER’S EQUITY:
Common stock, without par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Paid in capital	100,000	—
Accumulated other comprehensive loss, net	(2,779)	(2,779)
Retained earnings	102,895	91,749

Total Shareholder’s Equity	1,265,750	1,154,604

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,911,848	$2,971,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
SALES	$150,524	$165,770

OPERATING EXPENSES:
Fuel and purchased power	35,227	49,168
Operating and maintenance	59,735	60,000
Depreciation and amortization	25,307	22,986
Selling, general and administrative	18,833	20,900

Total Operating Expenses	139,102	153,054

INCOME FROM OPERATIONS	11,422	12,716

OTHER INCOME (EXPENSE):
Other income	12,409	6,189
Other expense	(4,866)	(4,807)

Total Other Income	7,543	1,382

Interest expense	5,097	6,873

INCOME BEFORE INCOME TAXES	13,868	7,225
Income tax expense	2,722	1,612

NET INCOME	$11,146	$5,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

KANSAS GAS AND ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
		Revised
		(See Note 2)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$11,146	$5,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,307	22,986
Amortization of nuclear fuel	3,860	3,292
Amortization of deferred gain from sale-leaseback	(1,374)	(2,957)
Amortization of prepaid corporate-owned life insurance	4,147	4,107
Net deferred taxes and credits	1,182	15,648
Net changes in energy marketing assets and liabilities	(2,702)	3,109
Changes in working capital items:
Accounts receivable, net	67,377	41,636
Inventories and supplies	(6,396)	(477)
Prepaid expenses and other	(6,465)	2,198
Accounts payable	4,047	(3,896)
Payable to affiliates	(50,494)	(28,322)
Other current liabilities	(632)	6,855
Changes in other, assets	2,193	(24,044)
Changes in other, liabilities	(19,054)	(4,273)

Cash flows from operating activities	32,142	41,475

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(31,452)	(20,625)
Purchase of securities within the nuclear decommissioning trust fund	(82,660)	(81,489)
Sale of securities within the nuclear decommissioning trust fund	81,205	80,088
Proceeds from investment in corporate-owned life insurance	5,877	—
Proceeds from other investments	1,454	1,460

Cash flows used in investing activities	(25,576)	(20,566)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Retirements of long-term debt	(100,000)	—
Investment by parent	100,000	—
Borrowings against cash surrender value of corporate-owned life insurance	975	873
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(5,852)	—
Dividends to parent company	—	(20,000)

Cash flows used in financing activities	(4,877)	(19,127)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,689	1,782
CASH AND CASH EQUIVALENTS:
Beginning of period	2,478	812

End of period	$4,167	$2,594

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$5,654	$6,597
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	9,080	3,079

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

We are a wholly owned subsidiary of Westar Energy, Inc. and we provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We provide electric generation, transmission and distribution services to approximately 307,000 customers in south-central and southeastern Kansas, including the city of Wichita. We own a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas.

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

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form
10-K).

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, valuation of our energy marketing portfolio, intangible assets, income taxes, our portion of Wolf Creek’s pension and other post-retirement benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Reclassifications and Revisions

We have reclassified and revised certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements. We have revised the prior years’ presentation of our consolidated statements of cash flows to reflect investments in and proceeds from purchases and sales of marketable securities in our nuclear decommissioning trust on a gross basis, rather than net.

3. RATE MATTERS AND REGULATION

We began billing customers under a new retail rate tariff during the three months ended March 31, 2006. The new retail rate tariff is discussed in greater detail in our 2005 Form 10-K. In April 2006, interveners to the rate review filed appeals with the Kansas Court of Appeals challenging various aspects of the rate order. We expect the court to rule on these appeals during the third quarter of 2006. We are unable to predict the outcome of these appeals.

4. ACCOUNTS RECEIVABLE SALES PROGRAM

We terminated our accounts receivable sales program in March 2006. As of December 31, 2005, $65.0 million was sold to the bank and commercial paper conduit.

5. DEBT FINANCINGS

On March 17, 2006, Westar Energy amended and restated its revolving credit facility dated May 6, 2005 to increase the size of the facility, extend the term and reduce borrowing costs. The amended and restated revolving credit facility matures on March 17, 2011. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect to extend the term of the credit facility for up to an additional two years, subject to lender participation. The facility allows Westar Energy to borrow up to an aggregate amount of $500.0 million, including letters of credit up to a maximum aggregate amount of $150.0 million. Westar Energy may elect to increase the aggregate amount of borrowings under the facility to $750.0 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and any letter of credit issuing bank, which will not be unreasonably withheld, so long as there is no default or event of default under the revolving credit facility. All borrowings under the revolving credit facility are secured by our first mortgage bonds.

On January 17, 2006, we repaid the outstanding $100.0 million aggregate principal amount of our 6.2% first mortgage bonds with funds made available from a capital contribution from Westar Energy.

6. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $2.7 million for the three months ended March 31, 2006 and $1.6 million for the same period of 2005.

We are a member of Westar Energy’s consolidated tax group. We file consolidated tax returns with Westar Energy. Westar Energy allocates to us our pro rata portion of consolidated income taxes based on our contribution to consolidated taxable income.

As of March 31, 2006 and December 31, 2005, we had recorded reserves for uncertain tax positions of $3.3 million and $3.2 million, respectively. The tax positions may involve income, deductions or credits reported in prior year income tax returns that we believe were treated properly on such tax returns. The tax returns containing these tax reporting positions are currently under audit or will likely be audited by the Internal Revenue Service or other taxing authorities. The timing of the resolution of these audits is uncertain. If the positions taken on the tax returns are ultimately upheld or not challenged within the time available for such challenges, we will reverse these tax provisions to income. If the positions taken on the tax returns are determined to be inappropriate, we may be required to make cash payments for taxes and interest. The reserves are determined based on our best estimate of probable assessments by the applicable taxing authorities and are adjusted, from time to time, based on changing facts and circumstances.

As of March 31, 2006 and December 31, 2005, we also had a reserve of $0.9 million and $1.0 million, respectively, for probable assessments of taxes other than income taxes.

7. COMMITMENTS AND CONTINGENCIES

Environmental Projects

Kansas City Power & Light Company began updating or installing additional equipment related to emissions controls at La Cygne Generating Station (La Cygne) unit 1 for which we incurred costs beginning in 2005. We will continue to incur costs through the completion of installation in 2009. We anticipate that our share of these costs will be approximately $105.0 million. Additionally, we have identified the potential for up to $225.0 million of expenditures at other power plants for other environmental projects during the next eight years. This cost could increase depending on the resolution of the Environmental Protection Agency (EPA) New Source Review described below. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants. The environmental cost recovery rider (ECRR) that was approved in the December 28, 2005 KCC Order will allow for the timely inclusion in rates of capital expenditures that are directly tied to environmental improvements required by the Clean Air Act. However, increased operating and maintenance costs, other than expenses related to production-related consumables, such as limestone, can only be recovered through a change in our base rates following a rate review.

The degree to which we will need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA New Source Review described below. We expect to recover such costs through our utility rates.

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

The EPA requested information from Westar Energy under Section 114 regarding projects and maintenance activities that have been conducted since 1980 at three coal-fired plants it operates. On January 22, 2004, the EPA notified Westar Energy that certain projects completed at Jeffrey Energy Center violated pre-construction permitting requirements of the Clean Air Act.

Westar Energy is in discussions with the EPA concerning this matter in an attempt to reach a settlement. Westar Energy expects that any settlement with the EPA could require Westar Energy to update or install emissions controls at Jeffrey Energy Center. Additionally, Westar Energy might be required to update or install emissions controls at its other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. The EPA has informed Westar Energy that it has referred this matter to the Department of Justice (DOJ) for the DOJ to consider whether to pursue an enforcement action in federal district court. We believe that costs related to updating or installing emissions controls would qualify for recovery through the ECRR. If Westar Energy were to reach a settlement with the EPA, Westar Energy may be assessed a penalty. The penalty could be material and may not be recovered in rates. We anticipate that a portion of any of these potential costs would be allocated to us.

8. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our results of operations. See also Note 7 for discussion of alleged violations of the Clean Air Act.

9. RELATED PARTY TRANSACTIONS

Westar Energy provides all employees we use. Our cash management function, including cash receipts and disbursements, is performed by Westar Energy. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers and/or other appropriate factors. We believe such allocation procedures are reasonable.

We and Westar Energy have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power purchases and sales between us and Westar Energy. In addition, we have purchased, and may purchase in the future, emissions allowances from Westar Energy.

Westar Energy operates our combined system based on what is most economical for the combined companies at any given time. When less expensive power is available from Westar Energy’s central and northeastern Kansas control area, the cost for the power allocated to us is typically higher than when less expensive power is available in our control area.

We did not pay any dividends to Westar Energy for the three months ended March 31, 2006. We declared and paid dividends of $20.0 million to Westar Energy for the three months ended March 31, 2005.

10. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, we are indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. We accrue our 47% of the Wolf Creek cost of pension and post-retirement benefits during the years an employee provides service. The following table summarizes the net periodic costs for our 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$806	$713	$62	$59
Interest cost	1,066	943	103	96
Expected return on plan assets	(851)	(788)	—	—
Amortization of Unrealized:
Transition obligation, net	14	14	15	15
Prior service costs	8	8	—	—
Actuarial loss, net	451	339	49	42

Net periodic cost	$1,494	$1,229	$229	$212

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are a regulated electric utility in Kansas and a wholly owned subsidiary of Westar Energy. We provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We produce, transmit and sell electricity at retail in Kansas under the regulation of the Kansas Corporation Commission (KCC) and at wholesale in a multi-state region in the central United States under the regulation of the Federal Energy Regulatory Commission (FERC).

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2006, and our operating results for the three months ended March 31, 2006 and 2005. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Corporate-Owned Life Insurance

Our earnings for the three months ended March 31, 2006 reflect income of $9.6 million from proceeds of corporate-owned life insurance. This is included in other income on the consolidated statement of income for the three months ended March 31, 2006.

Coal Inventory and Delivery

Coal deliveries from the Powder River Basin (PRB) region of Wyoming to our coal-fired generating stations continue to be slower than historical averages due primarily to problems with the rail delivery system and operational problems at mines where we obtain coal. During 2005, we implemented compensating measures based on delivery cycle times, our assumptions about future delivery cycle times, fuel usage and planned inventory levels. We continue to use those measures. The compensating measures include, but are not limited to: reducing coal consumption during certain periods, revising normal operational dispatch of our generating units, purchasing power from others, reducing wholesale sales and purchasing and leasing additional rail cars. The effects of higher purchased power costs and the reduction in sales due to slower coal deliveries have been partially offset by higher market-based wholesale sales prices.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2005 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2005 through March 31, 2006, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2005 Form 10-K.

OPERATING RESULTS

We evaluate operating results based on income from operations. We have various classifications of sales, defined as follows:

Retail: Sales of energy made to residential, commercial and industrial customers.

Other retail: Sales of energy for lighting public streets and highways, net of revenue subject to refund.

Tariff-based wholesale: Sales of energy to electric cooperatives, municipalities and other electric utilities, the rates for which are generally based on cost as prescribed by FERC tariffs. This category also includes changes in valuations of contracts that have yet to settle.

Market-based wholesale: Sales of energy to other wholesale customers, the rates for which are generally based on prevailing market prices as allowed by our FERC approved market-based tariff. This category also includes changes in valuations of contracts that have yet to settle.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Below we discuss our operating results for the three months ended March 31, 2006 compared to the results for the three months ended March 31, 2005. Changes in results of operations are as follows.

	Three Months Ended March 31,
	2006	2005	Change	% Change
	(In Thousands)
SALES:
Residential	$44,829	$46,930	$(2,101)	(4.5)
Commercial	38,151	38,615	(464)	(1.2)
Industrial	38,771	35,789	2,982	8.3
Other retail	1,065	260	805	309.6

Total Retail Sales	122,816	121,594	1,222	1.0
Tariff-based wholesale	5,033	4,998	35	0.7
Market-based wholesale	8,247	29,224	(20,977)	(71.8)
Energy marketing	1,720	(1,916)	3,636	189.8
Transmission (a)	9,781	9,277	504	5.4
Other	2,927	2,593	334	12.9

Total Sales	150,524	165,770	(15,246)	(9.2)

OPERATING EXPENSES:
Fuel and purchased power (b)	35,227	49,168	(13,941)	(28.4)
Operating and maintenance	59,735	60,000	(265)	(0.4)
Depreciation and amortization	25,307	22,986	2,321	10.1
Selling, general and administrative	18,833	20,900	(2,067)	(9.9)

Total Operating Expenses	139,102	153,054	(13,952)	(9.1)

INCOME FROM OPERATIONS	$11,422	$12,716	$(1,294)	(10.2)

(a)	Transmission: Includes the SPP network transmission tariff. For the three months ended March 31, 2006, our SPP network transmission costs were approximately $9.2 million. This amount, less approximately $0.7 million that was retained by the SPP as administration cost, was returned to us as revenues. For the three months ended March 31, 2005, our SPP network transmission costs were approximately $8.3 million with an administration cost of approximately $0.6 million retained by the SPP.
(b)	Fuel and purchased power: Includes cost of fuel burned and net dispatch costs allocated to us by Westar Energy.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended March 31,
	2006	2005	Change	% Change
	(Thousands of MWh)
Residential	625	640	(15)	(2.3)
Commercial	637	615	22	3.6
Industrial	927	814	113	13.9
Other retail	10	11	(1)	(9.1)

Total Retail	2,199	2,080	119	5.7
Tariff-based wholesale	117	134	(17)	(12.7)
Market-based wholesale	133	702	(569)	(81.1)

Total	2,449	2,916	(467)	(16.0)

The increase in retail sales is due primarily to the increase in industrial sales primarily attributable to additional oil refinery load and additional industrial customers. The change in other retail sales reflects the cessation in December 2005 of the accrual for rebates to customers. Sales were also impacted by the reduction in rates ordered by the December 28, 2005 KCC Order and milder temperatures during the three months ended March 31, 2006. The warmer weather has a negative impact on retail sales, especially residential sales. When measured by heating degree days, the weather during the three months ended March 31, 2006 was 14% warmer than the same period last year and approximately 18% warmer than the 20-year average. We measure heating degree days at a weather station we believe to be generally reflective of conditions in our service territory.

Due to the coal delivery problems we have experienced, as discussed above in “– Summary of Significant Items – Coal Inventory and Delivery,” we have made fewer wholesale sales and have purchased more power in an effort to increase our fuel inventory in preparation for the warmer summer months. We believe these measures will reduce the risk of depleting our coal inventory during periods when power prices can be extreme.

Market-based wholesale sales and sales volumes decreased due primarily to coal conservation efforts. The market-based sales we made during the three months ended March 31, 2006 were at an approximate 48% higher average price per MWh than during the same period of 2005.

The increase in energy marketing reflects generally favorable contract valuations due primarily to favorable changes in market prices since we entered into sales contracts.

Fuel and purchased power expense decreased due primarily to a reduction in generation and lower allocated system costs. This was partially offset by an increase in purchased power expense and higher expense related to emissions allowances. Due to our coal conservation efforts, we used 10% fewer MMBtus of fuel, primarily coal and oil, which resulted in a 24% reduction in our fuel expense. Allocated system costs decreased $7.4 million due primarily to Wolf Creek being available more during the three months ended March 31, 2006 than during the same period of 2005. Westar Energy operates our combined system based on what is most economical for the combined companies at any given time. When less expensive power is available from Westar Energy’s central and northeastern Kansas control area, the amount of costs for that power we are allocated is typically higher than when less expensive power is available in our control area. In addition, we deferred as a regulatory asset the $7.8 million difference between the estimated fuel and purchased power costs that we billed our customers and our higher actual fuel and purchased power costs that we are allowed to collect under the terms of the retail energy cost adjustment (RECA). We will accumulate over/under fuel recovery throughout the year for inclusion in the RECA that will be included on customers’ bills in a subsequent period. While we more than doubled the volume of power we purchased, the impact of the greater power purchases was somewhat mitigated due to the average price of purchased power being 40% lower than during the three months ended March 31, 2005.

Depreciation expense increased due to the change in our depreciation rates in accordance with the December 28, 2005 KCC Order.

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

Debt Financings

On March 17, 2006, Westar Energy amended and restated its revolving credit facility dated May 6, 2005 to increase the size of the facility, extend the term and reduce borrowing costs. The amended and restated revolving credit facility matures on March 17, 2011. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect to extend the term of the credit facility for up to an additional two years, subject to lender participation. The facility allows Westar Energy to borrow up to an aggregate amount of $500.0 million, including letters of credit up to a maximum aggregate amount of $150.0 million. Westar Energy may elect to increase the aggregate amount of borrowings under the facility to $750.0 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and any letter of credit issuing bank, which will not be unreasonably withheld, so long as there is no default or event of default under the revolving credit facility. All borrowings under the revolving credit facility are secured by our first mortgage bonds.

On January 17, 2006, we repaid the outstanding $100.0 million aggregate principal amount of our 6.2% first mortgage bonds with funds made available from a capital contribution from Westar Energy.

Credit Ratings

In April 2006, Moody’s Investors Service placed its ratings of our and Westar Energy’s securities under review for possible upgrade. In March 2006, Fitch Investors Service upgraded its credit ratings for our and Westar Energy’s securities as shown in the table below and changed its outlook for our ratings to stable. As of April 14, 2006, ratings with these agencies are as shown in the table below.

	Westar Energy Mortgage Bond Rating	Westar Energy Unsecured Debt	KGE Mortgage Bond Rating

Standard & Poor’s Ratings Group	BBB-	BB-	BBB
Moody’s Investors Service	Baa3	Ba1	Baa3
Fitch Investors Service	BBB	BBB-	BBB

Cash Flows from Operating Activities

Cash flows from operating activities decreased $9.4 million to $32.1 million for the three months ended March 31, 2006 from $41.5 million for the same period of 2005. The decrease in cash flows from operating activities for the three months ended March 31, 2006, compared to the same period of 2005, was due to the termination of our accounts receivables sales program, a $14.9 million increase in La Cygne unit 2 lease payments and $5.0 million for customer rebates. During the three months ended March 31, 2005, we used approximately $13.6 million for system restoration costs related to an ice storm that affected our service territory in January 2005 and we received $15.0 million from the sale of accounts receivable.

Cash Flows used in Financing Activities

Financing activities in the three months ended March 31, 2006 used $4.9 million of cash compared to $19.1 million in the same period of 2005. In the three months ended March 31, 2006, a capital contribution by Westar Energy provided $100.0 million, which we used to retire long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

In March 2006, we terminated our accounts receivable sales program. There were no other material changes in our off-balance sheet arrangements from December 31, 2005 through March 31, 2006. For additional information, see our 2005 Form 10-K.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2006, we entered into additional unconditional purchase obligations in the ordinary course of business increasing total unconditional purchase obligations by $6.3 million to $29.8 million, from $23.5 million as of December 31, 2005. The following table shows the unconditional purchase obligations by date of termination as of March 31, 2006. There were no other material changes in our contractual obligations from December 31, 2005 through March 31, 2006. For additional information, see our 2005 Form 10-K.

	Total	April 1, 2006 through December 31, 2006 (c)	2007 - 2008	2009 - 2010	Thereafter
	(In Thousands)
Unconditional purchase obligations	$29,849	$18,948	$6,662	$4,239	$—

OTHER INFORMATION

Payment of Rebates

During the three months ended June 30, 2005 and the three months ended March 31, 2006, we made rebates to customers in accordance with a July 25, 2003 KCC Order.

Fair Value of Energy Marketing Contracts

The tables below show the fair value of energy marketing and fuel contracts that were outstanding as of March 31, 2006, their sources and maturity periods.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2005	$(483)
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	554
Changes in fair value of contracts outstanding at the beginning and end of the period	1,948
Fair value of new contracts entered into during the period	200

Fair value of contracts outstanding as of March 31, 2006	$2,219

The sources of the fair values of the financial instruments related to these contracts are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years
	(In Thousands)
Prices actively quoted (futures)	$(61)	$(61)	$—
Prices provided by other external sources (swaps and forwards)	2,280	2,398	(118)

Total fair value of contracts outstanding	$2,219	$2,337	$(118)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

We are a wholly owned subsidiary of Westar Energy and all evaluations of our controls and procedures were conducted in conjunction with those undertaken by Westar Energy. Under the supervision and with the participation of Westar Energy’s management, and including our president and our principal financial and accounting officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company is communicated to our president and our principal financial and accounting officer. Based on that evaluation, our president and our principal financial and accounting officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

Like other companies in our industry, our consolidated financial results will be impacted by weather, the economy of our service territory and the performance of our customers. Our creditworthiness will be affected by national and international macroeconomic trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statements highlight risk factors that may affect our consolidated financial condition, results of operations and cash flows. These are not intended to be an exhaustive discussion of all such risks, and the statements below must be read together with factors discussed elsewhere in this document and in our other filings with the Securities and Exchange Commission.

Our Revenues Depend Upon Decisions by Regulatory Bodies

The KCC regulates many aspects of our business and operations, including the retail rates that we charge customers for electric service. Retail rates are set by the KCC using a cost-of-service approach that takes into account historical operating expenses, fixed obligations and recovery of capital investments. Using this approach, the KCC sets rates at a level calculated to recover such costs and a permitted return on investment. Other parties to a rate review or the KCC staff may contend that our rates are excessive. Effective January 2006, the KCC authorized changes in our rates and approved various changes to our rate tariff. The KCC also approved the RECA, which is based on the actual cost of fuel and purchased power expense less margins earned on wholesale sales, and the ECRR, which is based on capital expenditures made to upgrade our equipment to meet stricter environmental standards required by the Clean Air Act. In April 2006, the interveners to the rate review filed appeals with the Kansas Court of Appeals challenging various aspects of the rate order. We expect the court to rule on these appeals during the third quarter of 2006. We are unable to predict the outcome of these appeals.

FERC regulates some aspects of our business, including many aspects of our wholesale sales. FERC permits us to charge prevailing market prices for some of our wholesale sales. FERC could withdraw that permission and allow us only to make wholesale sales at prices based on our cost-of-service, which could reduce our profits.

Our Costs May Not be Fully Recovered in Retail Rates

Once established by the KCC, our retail rates generally remain fixed until changed in a subsequent rate review, except to the extent the KCC permits us to modify our tariffs using interim adjustment clauses, such as the RECA and the ECRR. The KCC staff or other parties may request that the KCC review our rates for possible adjustment, including a review of the reasonableness of expenditures incurred under tariffs using interim adjustment clauses, such as the RECA and the ECRR. Costs that are not recovered through our rates could have a material adverse effect on our results of operations.

Equipment Failures and Other External Factors Can Adversely Affect Our Results

The generation and transmission of electricity requires the use of expensive and complicated equipment. While we have a maintenance program in place, generating plants are subject to unplanned outages because of equipment failure. In these events, we must either produce replacement power from our less efficient units or purchase power from others at unpredictable and potentially higher cost in order to supply our customers and perform our contractual agreements. In addition, this can prevent us from having power to sell in the wholesale market. Coal deliveries from the PRB region of Wyoming to our coal-fired generating stations continue to be slower than historical averages due primarily to problems with the rail delivery system and operational problems at mines where we obtain coal. If rail delivery cycle times do not improve, we may be required to continue coal conservation efforts and other compensating measures. The compensating measures include, but are not limited to: reducing coal consumption during certain periods, revising normal operational dispatch of our generating units, purchasing power from others, reducing wholesale sales, purchasing and leasing additional rail cars and, if necessary, eliminating market-based wholesale sales. In addition, decisions or mistakes by other utilities may adversely affect our ability to use transmission lines to deliver or import power, thus subjecting us to unexpected expenses or to the cost and uncertainty of public policy initiatives. These factors, as well as weather, interest rates, economic conditions, fuel availability, deliverability and prices, price volatility of fuel and other commodities and transportation availability and costs are largely beyond our control. The events mentioned above could reduce our ability to participate in energy marketing opportunities, which could reduce our profits.

We May Have Material Financial Exposure Under the Clean Air Act and Other Environmental Regulations

On January 22, 2004, the EPA notified Westar Energy that certain projects completed at Jeffrey Energy Center violated pre-construction permitting requirements under the Clean Air Act. This notification was delivered as part of an investigation by the EPA regarding maintenance activities that have been conducted since 1980 at Jeffrey Energy Center. The EPA has informed Westar Energy that it has referred this matter to the DOJ for the DOJ to consider whether to pursue an enforcement action in federal district court. The remedy for a violation could include fines and penalties and an order to install new emission control systems at Jeffrey Energy Center and at certain of Westar Energy’s other coal-fired power plants, the associated cost of which could be material. We anticipate that a portion of any of these potential costs to Westar Energy would be allocated to us.

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

The degree to which we will need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA investigation described above. We expect to recover such costs through our rates.

Competitive Pressures from Electric Industry Deregulation Could Adversely Affect Our Revenues and Reported Earnings

We currently apply the accounting principles of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” to our regulated business. As of March 31, 2006, we had recorded $238.3 million of regulatory assets, net of regulatory liabilities. In the event that we determined that we could no longer apply the principles of SFAS No. 71, either as a result of the establishment of retail competition in our service territory or an expectation that permitted rates would not allow us to recover these costs, we would be required to record a charge against income in the amount of the remaining unamortized net regulatory assets.

We Face Financial Risks From Our Nuclear Facility

Risks of substantial liability arise from the ownership and operation of nuclear facilities, including, among others, structural problems, the storage, handling and disposal of radioactive materials, limitations on the amounts and types of insurance coverage available, uncertainties with respect to the cost and technological aspects of nuclear decommissioning at the end of Wolf Creek’s useful life and costs or measures associated with public safety. In the event of an extended or unscheduled outage at Wolf Creek, we would be required to generate power from less efficient units, purchase power in the open market to replace the power normally produced at Wolf Creek and we would have less power available for sale by us in the wholesale markets. If we were not permitted by the KCC to recover these costs, such events could have an adverse impact on our consolidated financial condition.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Information required by Item 3 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

4	Forty-Fifth Supplemental Indenture dated March 17, 2006 between Kansas Gas and Electric Company and BNY Midwest Trust Company, as Trustee

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2006

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2006

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2006 (furnished and not to be considered filed as part of the Form
10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date: May 9, 2006	By:	/s/ Mark A. Ruelle
Mark A. Ruelle Vice President and Treasurer