Form 10-Q
period 2006-06-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2006-08-09
CIK 54496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	1,000 Shares
(Class)	(Outstanding at August 9, 2006)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the ultimate impact of the rulings by the Kansas Court of Appeals arising from appeals filed by interveners of portions of the Kansas Corporation Commission’s December 28, 2005 rate order,

•	the outcome of the Federal Energy Regulatory Commission transmission formula rate application filed on May 2, 2005,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the outcome of the notice of violation received by Westar Energy, Inc. on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	political, legislative, judicial and regulatory developments at the municipal, state and federal level,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, Wolf Creek Nuclear Operating Corporation’s pension and other post-retirement benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions regarding our Wolf Creek Generating Station decommissioning obligation,

•	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities,

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

•	regulatory requirements for utility service reliability,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices,

•	availability and timely provision of our fuel supply, and

•	other circumstances affecting anticipated operations, sales and costs.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KANSAS GAS AND ELECTRIC COMPANY

BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6	$2,478
Accounts receivable, net	76,016	124,408
Inventories and supplies, net	69,659	57,668
Energy marketing contracts	3,867	3,869
Deferred tax assets	2,897	4,320
Prepaid expenses	47,998	25,245
Regulatory assets	15,914	17,326
Other	1,864	2,136

Total Current Assets	218,221	237,450

PROPERTY, PLANT AND EQUIPMENT, NET	2,360,920	2,341,388

OTHER ASSETS:
Regulatory assets	253,546	258,683
Nuclear decommissioning trust	102,613	100,803
Other	34,729	33,255

Total Other Assets	390,888	392,741

TOTAL ASSETS	$2,970,029	$2,971,579

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$100,000
Accounts payable	24,763	26,088
Payable to affiliates	184,425	154,630
Accrued interest	3,096	6,092
Accrued taxes	35,356	35,499
Energy marketing contracts	2,042	4,170
Other	48,263	35,140

Total Current Liabilities	297,945	361,619

LONG-TERM LIABILITIES:
Long-term debt, net	387,428	387,427
Deferred income taxes	630,705	637,226
Unamortized investment tax credits	42,516	44,105
Deferred gain from sale-leaseback	127,765	130,513
Asset retirement obligations	127,825	123,412
Other	100,304	132,673

Total Long-Term Liabilities	1,416,543	1,455,356

COMMITMENTS AND CONTINGENCIES (See Note 7)

SHAREHOLDER’S EQUITY:
Common stock, without par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Paid in capital	100,000	—
Accumulated other comprehensive loss, net	(2,779)	(2,779)
Retained earnings	92,686	91,749

Total Shareholder’s Equity	1,255,541	1,154,604

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,970,029	$2,971,579

The accompanying notes are an integral part of these condensed financial statements.

KANSAS GAS AND ELECTRIC COMPANY

STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
SALES	$174,857	$181,009

OPERATING EXPENSES:
Fuel and purchased power	47,711	57,399
Operating and maintenance	62,979	58,881
Depreciation and amortization	26,438	23,071
Selling, general and administrative	19,235	18,854

Total Operating Expenses	156,363	158,205

INCOME FROM OPERATIONS	18,494	22,804

OTHER INCOME (EXPENSE):
Other income	3,564	12,753
Other expense	(1,195)	(3,201)

Total Other Income	2,369	9,552

Interest expense	3,997	7,274

INCOME BEFORE INCOME TAXES	16,866	25,082

Income tax expense	3,171	2,213

NET INCOME	$13,695	$22,869

The accompanying notes are an integral part of these condensed financial statements.

KANSAS GAS AND ELECTRIC COMPANY

STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
SALES	$325,381	$346,779

OPERATING EXPENSES:
Fuel and purchased power	82,938	106,567
Operating and maintenance	122,714	118,880
Depreciation and amortization	51,745	46,057
Selling, general and administrative	38,068	39,755

Total Operating Expenses	295,465	311,259

INCOME FROM OPERATIONS	29,916	35,520

OTHER INCOME (EXPENSE):
Other income	15,973	18,942
Other expense	(6,062)	(8,007)

Total Other Income	9,911	10,935

Interest expense	9,094	14,148

INCOME BEFORE INCOME TAXES	30,733	32,307

Income tax expense	5,892	3,825

NET INCOME	$24,841	$28,482

The accompanying notes are an integral part of these condensed financial statements.

KANSAS GAS AND ELECTRIC COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
		Revised (See Note 2)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$24,841	$28,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,745	46,057
Amortization of nuclear fuel	7,761	5,421
Amortization of deferred gain from sale-leaseback	(2,748)	(5,914)
Amortization of prepaid corporate-owned life insurance	6,713	6,446
Net deferred taxes and credits	(700)	20,662
Net changes in energy marketing assets and liabilities	(3,058)	1,684
Changes in working capital items:
Accounts receivable, net	48,392	19,719
Inventories and supplies	(11,991)	(1,292)
Prepaid expenses and other	(44,763)	(43,791)
Accounts payable	(5,182)	(14,737)
Payable to affiliates	29,969	4,385
Other current liabilities	(7,536)	(3,881)
Changes in other, assets	649	(40,181)
Changes in other, liabilities	(57,854)	8,743

Cash flows from operating activities	36,238	31,803

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(77,332)	(45,351)
Purchase of securities within the nuclear decommissioning trust fund	(182,232)	(182,354)
Sale of securities within the nuclear decommissioning trust fund	179,901	179,989
Investment in corporate-owned life insurance	(19,127)	(19,346)
Proceeds from investment in corporate-owned life insurance	8,774	10,517
Proceeds from other investments	2,330	2,443

Cash flows used in investing activities	(87,686)	(54,102)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from long-term debt	99,662	—
Retirements of long-term debt	(200,000)	—
Investment by parent	100,000	—
Borrowings against cash surrender value of corporate-owned life insurance	57,507	55,550
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(8,193)	(10,541)
Dividends to parent company	—	(20,000)

Cash flows from financing activities	48,976	25,009

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,472)	2,710

CASH AND CASH EQUIVALENTS:
Beginning of period	2,478	812

End of period	$6	$3,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$11,171	$12,322
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	$6,281	$2,835

The accompanying notes are an integral part of these condensed financial statements.

KANSAS GAS AND ELECTRIC COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Kansas Gas and Electric Company is a regulated electric utility incorporated in 1990 in Kansas. Unless the context otherwise indicates, all references in this quarterly report on Form 10-Q to “the company,” “KGE,” “we,” “us,” “our” and similar words are to Kansas Gas and Electric Company.

We are a wholly owned subsidiary of Westar Energy, Inc. and we provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We provide electric generation, transmission and distribution services to approximately 308,000 customers in south-central and southeastern Kansas, including the city of Wichita. We own a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our condensed financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. Prior to April 1, 2006, we consolidated WR Receivables, for which all intercompany transactions and balances were eliminated. As discussed in Note 4, “Accounts Receivable Sales Program,” we terminated our accounts receivable sales program. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included.

The accompanying condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

Use of Management’s Estimates

When we prepare our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, valuation of our energy marketing portfolio, intangible assets, fuel costs billed under the terms of our retail energy cost adjustment (RECA), income taxes, our portion of Wolf Creek’s pension and other post-retirement benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

New Accounting Pronouncement – Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48

prescribes a comprehensive model for how companies should recognize, measure and disclose in their financial statements uncertain tax positions taken, or expected to be taken, on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2007. We are currently evaluating what impact the adoption of FIN 48 will have on our financial statements.

Reclassifications and Revisions

We have reclassified and revised certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements. We have revised the prior years’ presentation of our statements of cash flows to reflect investments in and proceeds from purchases and sales of marketable securities in our nuclear decommissioning trust on a gross basis, rather than net.

3. RATE MATTERS AND REGULATION

Potential Changes in Rates

In accordance with a 2003 Kansas Corporation Commission (KCC) order, on May 2, 2005, we and Westar Energy filed applications with the KCC for it to review our retail electric rates. On December 28, 2005, the KCC issued an order (2005 KCC Order) authorizing changes in our rates, which we began billing in the first quarter of 2006, and approving various other changes to our rate structures. The new rates are discussed in greater detail in our 2005 Form 10-K. In April 2006, interveners to the rate review filed appeals with the Kansas Court of Appeals challenging various aspects of the 2005 KCC Order. On July 7, 2006, the Kansas Court of Appeals reversed and remanded for further consideration by the KCC three elements of the 2005 KCC Order. The balance of the 2005 KCC Order was upheld.

The Kansas Court of Appeals held: (1) the KCC’s approval of a transmission delivery charge, in the circumstances of this case, violated the Kansas statutes that authorize a transmission delivery charge, (2) the KCC’s approval of recovery of terminal net salvage, adjusted for inflation, in our depreciation rates was not supported by substantial competent evidence, and (3) the KCC’s reversal of its prior rate treatment of the La Cygne Generating Station (La Cygne) Unit 2 sale/leaseback transaction was not sufficiently justified and was thus unreasonable, arbitrary and capricious.

At this time, we are unable to predict the ultimate impact of the decision by the Kansas Court of Appeals or when we will be able to determine such impact. We believe the decision on these three issues was erroneous and we have filed a petition for review with the Kansas Supreme Court setting forth the reasons we believe the decision should be reversed. One other party has also filed a petition for review. The Kansas Supreme Court has discretion to grant or deny the petitions for review and has not yet ruled on the petitions. If the Kansas Supreme Court does not grant the petitions for review, or affirms the decision of the Kansas Court of Appeals, on remand the KCC will consider further the portions of its order that were reversed. We are unable to predict the actions the KCC may take on the relevant issues. On remand, the KCC could require that we refund amounts collected to date to the extent that such amounts exceed the amounts authorized in a new order issued by the KCC. We have not recorded any potential refund obligations related to these issues.

We are currently recovering approximately $5.0 million annually related to terminal net salvage. Through June 30, 2006, we have recovered $2.2 million. If we cannot continue recovering terminal net salvage, the impact would be a decrease in cash flow. Amounts we are currently recovering in rates for terminal net salvage are recorded as a regulatory liability. If the rate treatment of the La Cygne Unit 2 sale/leaseback transaction is reversed, the impact would be an annual decrease of approximately $8.0 million in our income from operations.

FERC Proceeding – Request for Change in Transmission Rates

On May 2, 2005, we and Westar Energy filed applications with the Federal Energy Regulatory Commission (FERC) that proposed a formula transmission rate providing for annual adjustments to reflect changes in our transmission costs. This is consistent with our proposals filed with the KCC on May 2, 2005 to charge retail customers separately for transmission service through a transmission delivery charge. These proposed FERC transmission rates became effective, subject to refund, December 1, 2005. We reached a settlement with all parties in the FERC transmission rate proceeding. The parties submitted the settlement to the FERC settlement judge on July 7, 2006. We anticipate a decision from FERC during the fourth quarter of 2006. We can provide no assurance that FERC will ultimately approve the settlement. We have recorded a refund obligation of $0.6 million, which is consistent with the provisions of the July 7, 2006 settlement agreement.

4. ACCOUNTS RECEIVABLE SALES PROGRAM

We terminated our accounts receivable sales program in March 2006. As of December 31, 2005, $65.0 million was sold to the bank and commercial paper conduit.

5. DEBT FINANCINGS

On June 1, 2006, we refinanced $100.0 million of pollution control bonds, which were to mature in 2031. We replaced this issue with two new pollution control bond series of $50.0 million each. One series carries an interest rate of 4.85% and matures in 2031. The second series carries a variable interest rate and also matures in 2031.

On March 17, 2006, Westar Energy amended and restated its revolving credit facility dated May 6, 2005 to increase the size of the facility, extend its term and reduce borrowing costs. The amended and restated revolving credit facility matures on March 17, 2011. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect to extend the term of the credit facility for up to an additional two years, subject to lender participation. The facility allows Westar Energy to borrow up to an aggregate amount of $500.0 million, including letters of credit up to a maximum aggregate amount of $150.0 million. Westar Energy may elect, subject to FERC approval, to increase the aggregate amount of borrowings under the facility to $750.0 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and any letter of credit issuing bank, which will not be unreasonably withheld, so long as there is no default or event of default under the revolving credit facility.

On January 17, 2006, we repaid $100.0 million aggregate principal amount of 6.2% first mortgage bonds with funds made available from a capital contribution from Westar Energy.

6. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $3.2 million for the three months ended June 30, 2006 and $2.2 million for the same period of 2005; and $5.9 million for the six months ended June 30, 2006 and $3.8 million for the same period of 2005.

We are a member of Westar Energy’s consolidated tax group. We file consolidated tax returns with Westar Energy. Westar Energy allocates to us our pro rata portion of consolidated income taxes based on our contribution to consolidated taxable income.

As of June 30, 2006 and December 31, 2005, we had recorded a reserve for uncertain tax positions of $3.6 million and $3.2 million, respectively. The tax positions may involve income, deductions or credits reported in prior year income tax returns that we believe were treated properly on such tax returns. The tax returns containing these tax reporting positions are currently under audit or will likely be audited by the Internal Revenue Service or other taxing authorities. The timing of the resolution of these audits is uncertain. If the positions taken on the tax returns are ultimately upheld or not challenged within the time available for such challenges, we will reverse these tax provisions to income. If the positions taken on the tax returns are determined to be inappropriate, we may be required to make cash payments for taxes and interest. The reserves are determined based on our best estimate of probable assessments by the applicable taxing authorities and are adjusted, from time to time, based on changing facts and circumstances.

As of June 30, 2006 and December 31, 2005, we also had a reserve of $1.0 million for probable assessments of taxes other than income taxes.

7. COMMITMENTS AND CONTINGENCIES

Environmental Projects

Kansas City Power & Light Company began updating or installing additional equipment related to emissions controls at La Cygne Unit 1 in 2005. We will continue to incur costs through the scheduled completion in 2009. We anticipate that our share of these capital costs will be approximately $105.0 million. Additionally, we have identified the potential for up to $225.0 million of capital expenditures at other power plants for environmental projects during approximately the next eight years. This amount could increase depending on the resolution of the Environmental Protection Agency (EPA) New Source Review described below. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants. The environmental cost recovery rider (ECRR) approved in the 2005 KCC Order allows for the timely inclusion in rates of capital expenditures tied directly to environmental improvements required by the Clean Air Act. However, increased operating and maintenance costs, other than expenses related to production-related consumables, such as limestone, can be recovered only through a change in base rates following a rate review.

The degree to which we will need to reduce emissions and the timing of when such emissions controls may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA New Source Review described below. In addition, the availability of equipment and contractors can affect the timing and ultimate cost of equipment installation. Whether through base rates or the ECRR, we expect to recover such costs through the rates we charge our customers.

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

8. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our results of operations. See also Note 3 and 7 for discussion of a decision made by the Kansas Court of Appeals regarding our rates and alleged violations of the Clean Air Act.

9. RELATED PARTY TRANSACTIONS

Westar Energy provides all employees we use. Our cash management function is performed by Westar Energy. Certain operating expenses have been allocated to us from Westar Energy. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers and/or other appropriate factors. We believe such allocation procedures are reasonable.

We and Westar Energy have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power purchases and sales between us and Westar Energy. In addition, we have purchased, and may purchase or sell in the future, emissions allowances from or to Westar Energy.

Westar Energy operates our combined system based on what is most economical for the combined companies at any given time. When less expensive power is available from Westar Energy’s central and northeastern Kansas control area, the cost for the power allocated to us is typically higher than when less expensive power is available in our control area.

We did not pay any dividends to Westar Energy for the six months ended June 30, 2006. We declared and paid dividends of $20.0 million to Westar Energy for the six months ended June 30, 2005.

10. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, we are indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. The following tables summarize the net periodic costs for our 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$812	$703	$62	$60
Interest cost	1,073	931	103	96
Expected return on plan assets	(857)	(777)	—	—
Amortization of Unrealized:
Transition obligation, net	14	14	15	15
Prior service costs	8	8	—	—
Actuarial loss, net	453	335	49	42

Net periodic cost	$1,503	$1,214	$229	$213

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,617	$1,416	$124	$119
Interest cost	2,139	1,874	206	192
Expected return on plan assets	(1,708)	(1,565)	—	—
Amortization of Unrealized:
Transition obligation, net	28	28	29	30
Prior service costs	16	16	—	—
Actuarial loss, net	904	674	98	84

Net periodic cost	$2,996	$2,443	$457	$425

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are a regulated electric utility in Kansas and a wholly owned subsidiary of Westar Energy. We provide rate-regulated electric service, together with the electric utility operations of Westar Energy, using the name Westar Energy. We produce, transmit and sell electricity at retail in Kansas under the regulation of the KCC and at wholesale in a multi-state region in the central United States under the regulation of FERC.

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2006, and our operating results for the three and six months ended June 30, 2006 and 2005. As you read Management’s Discussion and Analysis, please refer to our condensed financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Potential Changes in Rates

In accordance with a 2003 KCC order, on May 2, 2005, we and Westar Energy filed applications with the KCC for it to review our retail electric rates. The 2005 KCC Order authorized changes in our rates, which we began billing in the first quarter of 2006, and approved various other changes to our rate structures. The new rates are discussed in greater detail in our 2005 Form 10-K. In April 2006, interveners to the rate review filed appeals with the Kansas Court of Appeals challenging various aspects of the 2005 KCC Order. On July 7, 2006, the Kansas Court of Appeals reversed and remanded for further consideration by the KCC three elements of the 2005 KCC Order. The balance of the 2005 KCC Order was upheld. We and one other party have filed petitions for review of the decision with the Kansas Supreme Court. For additional information, see Note 3 of the Notes to Condensed Financial Statements, “Rate Matters and Regulation.”

Corporate-Owned Life Insurance

Our earnings for the three and six months ended June 30, 2006 reflect income of $2.0 million and $11.6 million, respectively, from proceeds of corporate-owned life insurance. This is included in other income in the statements of income for the three and six months ended June 30, 2006.

Coal Inventory and Delivery

Coal deliveries from the Powder River Basin region of Wyoming to our coal-fired generating stations have improved recently; however, they continue to be slower than historical averages due primarily to issues at the coal mines and with the rail delivery system. During 2005 and the first six months of 2006, we implemented compensating measures based on delivery cycle times, our assumptions about future delivery cycle times, fuel usage and planned inventory levels. We may continue to use those measures as conditions warrant. The compensating measures include, but are not limited to: reducing coal consumption during certain periods, revising normal operational dispatch of our generating units, purchasing power from others, reducing wholesale sales and leasing additional rail cars. The effects of additional purchased power expense and the reduction in sales due to slower coal deliveries have been partially offset by higher market-based wholesale sales prices.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our condensed financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Condensed Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2005 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2005 through June 30, 2006, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2005 Form 10-K.

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

Transmission: Reflects transmission revenues, including those based on a tariff with the Southwest Power Pool (SPP).

Other: Miscellaneous electric revenues including ancillary service revenues and rent from electric property leased to others.

Regulated electric utility sales are significantly impacted by such things as rate regulation, customer conservation efforts, wholesale demand, the economy of our service area, the weather and competitive forces. Our wholesale sales are impacted by, among other factors, demand, cost of fuel and purchased power, price volatility, available generation capacity and transmission availability. Changing weather affects the amount of electricity our customers use. Very hot summers and very cold winters prompt more demand, especially among our residential customers. Mild weather reduces demand.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Below we discuss our operating results for the three months ended June 30, 2006 compared to the results for the three months ended June 30, 2005. Changes in results of operations are as follows.

	Three Months Ended June 30,
	2006	2005	Change	% Change
	(In Thousands)
SALES:
Residential	$55,942	$52,078	$3,864	7.4
Commercial	47,898	46,111	1,787	3.9
Industrial	42,121	39,514	2,607	6.6
Other retail	658	(558)	1,216	217.9

Total Retail Sales	146,619	137,145	9,474	6.9
Tariff-based wholesale	8,406	10,048	(1,642)	(16.3)
Market-based wholesale	6,094	18,828	(12,734)	(67.6)
Energy marketing	490	2,815	(2,325)	(82.6)
Transmission (a)	9,152	9,261	(109)	(1.2)
Other	4,096	2,912	1,184	40.7

Total Sales	174,857	181,009	(6,152)	(3.4)

OPERATING EXPENSES:
Fuel and purchased power (b)	47,711	57,399	(9,688)	(16.9)
Operating and maintenance	62,979	58,881	4,098	7.0
Depreciation and amortization	26,438	23,071	3,367	14.6
Selling, general and administrative	19,235	18,854	381	2.0

Total Operating Expenses	156,363	158,205	(1,842)	(1.2)

INCOME FROM OPERATIONS	18,494	22,804	(4,310)	(18.9)

OTHER INCOME (EXPENSE):
Other income	3,564	12,753	(9,189)	(72.1)
Other expense	(1,195)	(3,201)	2,006	62.7

Total Other Income	2,369	9,552	(7,183)	(75.2)

Interest expense	3,997	7,274	(3,277)	(45.1)

INCOME BEFORE INCOME TAXES	16,866	25,082	(8,216)	(32.8)
Income tax expense	3,171	2,213	958	43.3

NET INCOME	$13,695	$22,869	$(9,174)	(40.1)

(a)	Transmission: Includes the SPP network transmission tariff. For the three months ended June 30, 2006, our SPP network transmission costs were approximately $9.3 million. This amount, less approximately $2.1 million that was retained by the SPP as administration cost, was returned to us as revenue. For the three months ended June 30, 2005, our SPP network transmission costs were approximately $8.3 million with an administration cost of approximately $0.6 million retained by the SPP.
(b)	Fuel and purchased power: Includes cost of fuel burned and net dispatch costs allocated to us by Westar Energy.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended June 30,
	2006	2005	Change	% Change
	(Thousands of MWh)
Residential	728	682	46	6.7
Commercial	746	734	12	1.6
Industrial	955	917	38	4.1
Other retail	9	11	(2)	(18.2)

Total Retail	2,438	2,344	94	4.0
Tariff-based wholesale	144	207	(63)	(30.4)
Market-based wholesale	100	464	(364)	(78.4)

Total	2,682	3,015	(333)	(11.0)

The increase in retail sales reflects the change in rates, including the effect of implementing the RECA authorized by the 2005 KCC Order, and warmer weather. When measured by cooling degree days, the weather during the three months ended June 30, 2006 was 9% warmer than the same period last year and approximately 38% warmer than the 20-year average. We measure cooling degree days at weather stations we believe generally to be reflective of conditions in our service territory. The change in other retail sales reflects the cessation in December 2005 of the accrual for rebates to customers.

Tariff-based wholesale sales decreased due primarily to a decline in sales to a co-owner of Wolf Creek although the impact was somewhat mitigated due to the average price being approximately 21% higher and the weather being warmer than during the three months ended June 30, 2005. We have an agreement with the Wolf Creek co-owner to provide it wholesale power during periods when Wolf Creek is out of service. During the three months ended June 30, 2005, Wolf Creek was out of service for scheduled refueling and maintenance. Accordingly, we sold significantly more tariff-based wholesale power to the co-owner last year than during the same period this year.

Due to the coal delivery problems we have experienced, as discussed above in “– Summary of Significant Items – Coal Inventory and Delivery,” we have made fewer market-based wholesale sales in an effort to increase our coal inventory in preparation for anticipated greater retail demand associated with the warmer summer months. The market-based sales we made during the three months ended June 30, 2006 were at an approximate 50% higher average price per MWh than during the same period of 2005.

The decrease in energy marketing reflects generally less favorable contract valuations due primarily to unfavorable changes in market prices since we entered into the contracts.

The change in fuel and purchased power expense is the result of changing volumes produced and purchased, prevailing market conditions, contract provisions that allow for price changes and the implementation of the RECA. Allocated system costs decreased $10.0 million due primarily to Wolf Creek being available more during the three months ended June 30, 2006 than during the same period of 2005. Westar Energy operates our combined system based on what is most economical for the combined companies at any given time. When less expensive power is available from Westar Energy’s central and northeastern Kansas control area, the amount of costs for that power we are allocated is typically higher than when less expensive power is available in our control area. In addition, during the three months ended June 30, 2006, we recorded an additional $6.0 million in fuel expense to reflect the recovery of previously incurred fuel expense that had been deferred as a regulatory asset in a prior period.

Operating and maintenance expense increased due primarily to an increase in maintenance expenses for outages at the La Cygne Generating Station and Gordon Evans Energy Center, the amortization of $1.8 million of previously deferred storm expense as authorized by the 2005 KCC Order and a $1.0 million increase in SPP network transmission costs. These higher expenses were partially offset by a reduction in the lease expense related to La Cygne Unit 2.

Depreciation expense increased due primarily to the change in our depreciation rates. Our rates as authorized by the KCC provide for recovery of this increase.

Other income decreased due primarily to a $3.7 million reduction in corporate-owned life insurance proceeds and the termination of the accounts receivable sales facility.

Interest expense decreased compared to the three months ended June 30, 2005 due to lower debt balances resulting from the refinancing activities discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2005 Form 10-K.

The effective income tax rate was 19% for the three months ended June 30, 2006 and 9% for the same period of 2005. The increase in the effective tax rate is due primarily to an increase in the interim period tax adjustment for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Below we discuss our operating results for the six months ended June 30, 2006 compared to the results for the six months ended June 30, 2005. Changes in results of operations are as follows.

	Six Months Ended June 30,
	2006	2005	Change	% Change
	(In Thousands)
SALES:
Residential	$100,771	$99,007	$1,764	1.8
Commercial	86,049	84,727	1,322	1.6
Industrial	80,892	75,303	5,589	7.4
Other retail	1,723	(298)	2,021	(678.2)

Total Retail Sales	269,435	258,739	10,696	4.1
Tariff-based wholesale	13,438	15,046	(1,608)	(10.7)
Market-based wholesale	14,341	48,052	(33,711)	(70.2)
Energy marketing	2,210	899	1,311	145.8
Transmission (a)	18,932	18,538	394	2.1
Other	7,025	5,505	1,520	27.6

Total Sales	325,381	346,779	(21,398)	(6.2)

OPERATING EXPENSES:
Fuel and purchased power (b)	82,938	106,567	(23,629)	(22.2)
Operating and maintenance	122,714	118,880	3,834	3.2
Depreciation and amortization	51,745	46,057	5,688	12.3
Selling, general and administrative	38,068	39,755	(1,687)	(4.2)

Total Operating Expenses	295,465	311,259	(15,794)	(5.1)

INCOME FROM OPERATIONS	29,916	35,520	(5,604)	(15.8)

OTHER INCOME (EXPENSE):
Other income	15,973	18,942	(2,969)	(15.7)
Other expense	(6,062)	(8,007)	1,945	24.3

Total Other Income	9,911	10,935	(1,024)	(9.4)

Interest expense	9,094	14,148	(5,054)	(35.7)

INCOME BEFORE INCOME TAXES	30,733	32,307	(1,574)	(4.9)
Income tax expense	5,892	3,825	2,067	54.0

NET INCOME	$24,841	$28,482	$(3,641)	(12.8)

(a)	Transmission: Includes the SPP network transmission tariff. For the six months ended June 30, 2006, our SPP network transmission costs were approximately $18.5 million. This amount, less approximately $2.9 million that was retained by the SPP as administration cost, was returned to us as revenue. For the six months ended June 30, 2005, our SPP network transmission costs were approximately $16.6 million with an administration cost of approximately $1.1 million retained by the SPP.
(b)	Fuel and purchased power: Includes cost of fuel burned and net dispatch costs allocated to us by Westar Energy.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Six Months Ended June 30,
	2006	2005	Change	% Change
	(Thousands of MWh)
Residential	1,352	1,322	30	2.3
Commercial	1,383	1,349	34	2.5
Industrial	1,882	1,731	151	8.7
Other retail	19	22	(3)	(13.6)

Total Retail	4,636	4,424	212	4.8
Tariff-based wholesale	261	341	(80)	(23.5)
Market-based wholesale	234	1,166	(932)	(79.9)

Total	5,131	5,931	(800)	(13.5)

The increase in retail sales reflects the change in rates, including the effect of implementing the RECA, and warmer weather. When measured by cooling degree days, the weather during the six months ended June 30, 2006 was 9% warmer than the same period last year and approximately 37% warmer than the 20-year average. The increase in industrial sales was due primarily to additional oil refinery load. The change in other retail sales reflects the cessation in December 2005 of the accrual for rebates to customers.

Tariff-based wholesale sales decreased due primarily to the decline in sales to a co-owner of Wolf Creek as discussed above in the operating results for the second quarter. The impact was somewhat mitigated due to the average price being approximately 17% higher and the weather being warmer than during the six months ended June 30, 2005.

Market-based wholesale sales and sales volumes decreased due primarily to coal conservation efforts. The market-based sales we made during the six months ended June 30, 2006 were at an approximate 49% higher average price per MWh than during the same period of 2005.

The increase in energy marketing reflects generally favorable contract valuations due primarily to favorable changes in market prices since we entered into contracts.

The decrease in fuel and purchased power expense is the result of changing volumes produced and purchased, prevailing market conditions and contract provisions that allow for price changes. Allocated system costs decreased $17.4 million due primarily to Wolf Creek being available more during the six months ended June 30, 2006 than during the same period of 2005 as discussed above.

Operating and maintenance expense increased due primarily to the amortization of $3.1 million of previously deferred storm expense as authorized by the 2005 KCC Order, an increase in maintenance expenses for outages at the La Cygne Generating Station and Gordon Evans Energy Center and a $1.9 million increase in SPP network transmission costs. These higher expenses were partially offset by a reduction in the lease expense related to La Cygne Unit 2.

Depreciation expense increased due primarily to the change in our depreciation rates. Our rates as authorized by the KCC provide for recovery of this increase.

Selling, general and administrative expense decreased due primarily to a decline in insurance costs. Higher employee benefit expenses allocated to us, due primarily to increased pension and medical costs, partially offset the decline in selling, general and administrative expense.

Interest expense decreased compared to the six months ended June 30, 2005 due to lower debt balances resulting from the refinancing activities discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2005 Form 10-K.

The effective income tax rate was 19% for the six months ended June 30, 2006 and 12% for the same period of 2005. The increase in the effective tax rate is due primarily to an increase in the interim period tax adjustment for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005.

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

We expect our internally generated cash, availability of cash through Westar Energy’s credit facilities and access to capital markets to be sufficient to fund operations and debt service payments. We do not maintain independent short-term credit facilities. If Westar Energy is unable to borrow under its credit facilities, we could have a short-term liquidity problem that could require us to obtain a credit facility for our short-term cash needs and that could result in higher borrowing costs.

Debt Financings

On June 1, 2006, we refinanced $100.0 million of pollution control bonds, which were to mature in 2031. We replaced this issue with two new pollution control bond series of $50.0 million each. One series carries an interest rate of 4.85% and matures in 2031. The second series carries a variable interest rate and also matures in 2031.

On March 17, 2006, Westar Energy amended and restated its revolving credit facility dated May 6, 2005 to increase the size of the facility, extend its term and reduce borrowing costs. The amended and restated revolving credit facility matures on March 17, 2011. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect to extend the term of the credit facility for up to an additional two years, subject to lender participation. The facility allows Westar Energy to borrow up to an aggregate amount of $500.0 million, including letters of credit up to a maximum aggregate amount of $150.0 million. Westar Energy may elect, subject to FERC approval, to increase the aggregate amount of borrowings under the facility to $750.0 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and any letter of credit issuing bank, which will not be unreasonably withheld, so long as there is no default or event of default under the revolving credit facility.

On January 17, 2006, we repaid $100.0 million aggregate principal amount of 6.2% first mortgage bonds with funds made available from a capital contribution from Westar Energy.

Credit Ratings

In May 2006, Moody’s Investors Service upgraded its credit ratings for our securities as shown in the table below and changed its outlook for our ratings to stable. In March 2006, Fitch Investors Service upgraded its credit ratings for our securities as shown in the table below and changed its outlook for our ratings to stable. Ratings with these agencies shown in the table below are as of July 14, 2006.

	Westar Energy Mortgage Bond Rating	Westar Energy Unsecured Debt	KGE Mortgage Bond Rating
Standard & Poor’s Ratings Group	BBB-	BB-	BBB
Moody’s Investors Service	Baa2	Baa3	Baa2
Fitch Investors Service	BBB	BBB-	BBB

Cash Flows from Operating Activities

Cash flows from operating activities provided $36.2 million for the six months ended June 30, 2006 and $31.8 million for the same period of 2005. The increase in cash flows from operating activities was due primarily to a decrease in interest paid and changes in working capital items.

Cash Flows used in Investing Activities

The utility business is capital intensive and requires significant investment in plant on an annual basis. We spent $77.3 million in the six months ended June 30, 2006 and $45.4 million in the same period of 2005 on net additions to utility property, plant and equipment, which included construction at La Cygne during 2006 and costs associated with the refueling outage at Wolf Creek during 2005. During the six months ended June 30, 2006, we received $8.8 million from investments in corporate-owned life insurance and $10.5 million in the same period of 2005.

Cash Flows from Financing Activities

Financing activities in the six months ended June 30, 2006 provided $49.0 million of cash compared to $25.0 million in the same period of 2005. In the six months ended June 30, 2006, proceeds from long-term debt provided $99.7 million and a capital contribution by Westar Energy provided $100.0 million and we used $200.0 million to retire long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

In March 2006, we terminated our accounts receivable sales program. For additional information, see our 2005 Form 10-K.

CONTRACTUAL OBLIGATIONS

From December 31, 2005 through June 30, 2006, there have been no material changes outside the ordinary course of business in our contractual obligations. For additional information, see our 2005 Form 10-K.

OTHER INFORMATION

Customer Rebates

During the six months ended June 30, 2006 and 2005, we made rebates to customers in accordance with a July 25, 2003 KCC Order.

Real-Time Energy Imbalance Market

As discussed in our 2005 Form 10-K, the SPP is required by FERC to implement a real-time energy imbalance market. An energy imbalance exists when a transmission user’s power inputs to the grid do not match its power outputs from the grid. The intent of a real-time market system is to permit efficient balancing of energy production and consumption by facilitating a real time energy market. At the July 25, 2006 SPP board meeting, the SPP board approved a plan to begin market operations November 1, 2006. At such time energy imbalances will be financially settled. At this time, we are unable to determine what impact this may have on our results of operations.

Fair Value of Energy Marketing Contracts

The tables below show the fair value of energy marketing and fuel contracts that were outstanding as of June 30, 2006, their sources and maturity periods.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2005	$(483)
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	353
Changes in fair value of contracts outstanding at the beginning and end of the period	1,652
Fair value of new contracts entered into during the period	225

Fair value of contracts outstanding as of June 30, 2006	$1,747

The sources of the fair values of the financial instruments related to these contracts are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years
	(In Thousands)
Prices actively quoted (futures)	$243	$243	$—
Prices provided by other external sources (swaps and forwards)	1,463	1,541	(78)
Prices based on option pricing models (options and other) (a)	41	41	—

Total fair value of contracts outstanding	$1,747	$1,825	$(78)

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

New Accounting Pronouncement – Accounting for Uncertainty in Income Taxes

In July 2006, FASB released FIN 48, which prescribes a comprehensive model for how companies should recognize, measure and disclose in their financial statements uncertain tax positions taken, or expected to be taken, on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2007. We are currently evaluating what impact the adoption of FIN 48 will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

We are a wholly owned subsidiary of Westar Energy and all evaluations of our controls and procedures were conducted in conjunction with those undertaken by Westar Energy. Under the supervision and with the participation of Westar Energy’s management, and including our president and our principal financial and accounting officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company is communicated to our president and our principal financial and accounting officer. Based on that evaluation, our president and our principal financial and accounting officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our financial position or results of operations.

ITEM 1A. RISK FACTORS

There were no material changes in our risk factors from December 31, 2005 through June 30, 2006. For additional information, see our 2005 Form 10-K.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Information required by Item 3 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

4	Forty-Sixth Supplemental Indenture dated June 1, 2006 between Kansas Gas and Electric Company and BNY Midwest Trust Company, as Trustee

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2006

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2006

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2006 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date: August 9, 2006	By:	/s/ Mark A. Ruelle
Mark A. Ruelle Vice President and Treasurer