Form 10-Q
period 2006-09-30
KANSAS GAS & ELECTRIC CO /KS/
filed 2006-11-03
CIK 54496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	1,000 Shares
(Class)	(Outstanding at November 3, 2006)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the ultimate impact of the rulings by the Kansas Court of Appeals arising from appeals filed by interveners of portions of the Kansas Corporation Commission’s December 28, 2005 rate order,

•	the outcome of the Federal Energy Regulatory Commission transmission formula rate application filed on May 2, 2005,

•	the impact of regional transmission organizations and independent system operators, including the development of new market mechanisms for energy markets in which we participate,

•	rates, cost recoveries and other regulatory matters including the outcome of our request for reconsideration of the September 6, 2006 Federal Energy Regulatory Commission order,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the outcome of the notice of violation received by Westar Energy, Inc. on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	political, legislative, judicial and regulatory developments at the municipal, state and federal level,

•	the impact of changes in interest rates,

•	the impact of changes in interest rates on Wolf Creek Nuclear Operating Corporation’s pension and other post-retirement benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changes in estimates regarding our Wolf Creek Generating Station decommissioning obligation,

•	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities,

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

•	regulatory requirements for utility service reliability,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices,

•	availability and timely provision of our fuel supply, and

•	other circumstances affecting anticipated operations, sales and costs.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KANSAS GAS AND ELECTRIC COMPANY

BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5	$2,478
Accounts receivable, net	88,756	124,408
Inventories and supplies, net	69,435	57,668
Energy marketing contracts	5,997	3,869
Deferred tax assets	—	4,320
Prepaid expenses	35,853	25,245
Regulatory assets	12,145	17,326
Other	5,624	2,136

Total Current Assets	217,815	237,450

PROPERTY, PLANT AND EQUIPMENT, NET	2,345,931	2,341,388

OTHER ASSETS:
Regulatory assets	236,231	258,683
Nuclear decommissioning trust	103,663	100,803
Other	35,789	33,255

Total Other Assets	375,683	392,741

TOTAL ASSETS	$2,939,429	$2,971,579

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$100,000
Accounts payable	42,256	26,088
Payable to affiliates	12,919	154,630
Accrued interest	5,559	6,092
Accrued taxes	34,342	35,499
Energy marketing contracts	1,212	4,170
Current deferred tax liability	18	—
Other	41,345	35,140

Total Current Liabilities	137,651	361,619

LONG-TERM LIABILITIES:
Long-term debt, net	387,428	387,427
Deferred income taxes	620,404	637,226
Unamortized investment tax credits	41,679	44,105
Deferred gain from sale-leaseback	126,391	130,513
Asset retirement obligations	76,729	123,412
Other	126,725	132,673

Total Long-Term Liabilities	1,379,356	1,455,356

COMMITMENTS AND CONTINGENCIES (See Note 7)
SHAREHOLDER’S EQUITY:
Common stock, without par value; authorized and issued 1,000 shares	1,065,634	1,065,634
Paid in capital	220,000	—
Accumulated other comprehensive loss, net	(2,779)	(2,779)
Retained earnings	139,567	91,749

Total Shareholder’s Equity	1,422,422	1,154,604

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,939,429	$2,971,579

The accompanying notes are an integral part of these condensed financial statements.

KANSAS GAS AND ELECTRIC COMPANY

STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
SALES	$238,840	$229,058

OPERATING EXPENSES:
Fuel and purchased power	68,904	77,976
Operating and maintenance	60,210	59,832
Depreciation and amortization	26,555	23,185
Selling, general and administrative	20,100	20,862

Total Operating Expenses	175,769	181,855

INCOME FROM OPERATIONS	63,071	47,203

OTHER INCOME (EXPENSE):
Other income	4,282	11,862
Other expense	(4,271)	(5,094)

Total Other Income	11	6,768

Interest expense	4,740	7,094

INCOME BEFORE INCOME TAXES	58,342	46,877

Income tax expense	11,461	10,334

NET INCOME	$46,881	$36,543

The accompanying notes are an integral part of these condensed financial statements.

KANSAS GAS AND ELECTRIC COMPANY

STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
SALES	$564,221	$575,838

OPERATING EXPENSES:
Fuel and purchased power	151,841	184,543
Operating and maintenance	182,923	178,712
Depreciation and amortization	78,300	69,242
Selling, general and administrative	58,169	60,617

Total Operating Expenses	471,233	493,114

INCOME FROM OPERATIONS	92,988	82,724

OTHER INCOME (EXPENSE):
Other income	20,254	30,805
Other expense	(10,333)	(13,102)

Total Other Income	9,921	17,703

Interest expense	13,834	21,243

INCOME BEFORE INCOME TAXES	89,075	79,184

Income tax expense	17,353	14,159

NET INCOME	$71,722	$65,025

The accompanying notes are an integral part of these condensed financial statements.

KANSAS GAS AND ELECTRIC COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		Revised (See Note 2)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$71,722	$65,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,300	69,242
Amortization of nuclear fuel	11,698	9,368
Amortization of deferred gain from sale-leaseback	(4,121)	(7,095)
Amortization of prepaid corporate-owned life insurance	11,041	10,504
Net deferred taxes and credits	10,998	22,044
Net changes in energy marketing assets and liabilities	(5,170)	6,377
Changes in working capital items:
Accounts receivable, net	35,652	(25,665)
Inventories and supplies	(11,768)	9,558
Prepaid expenses and other	(44,643)	(43,766)
Accounts payable	5,869	(19,267)
Payable to affiliates	(21,554)	60,450
Other current liabilities	(6,574)	6,212
Changes in other, assets	(1,105)	(38,984)
Changes in other, liabilities	(62,307)	(19,477)

Cash flows from operating activities	68,038	104,526

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(109,687)	(60,251)
Purchase of securities within the nuclear decommissioning trust fund	(295,366)	(271,325)
Sale of securities within the nuclear decommissioning trust fund	291,961	267,613
Investment in corporate-owned life insurance	(19,127)	(19,346)
Proceeds from investment in corporate-owned life insurance	9,503	10,794
Proceeds from other investments	3,068	10,590

Cash flows used in investing activities	(119,648)	(61,925)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from long-term debt	99,662	—
Retirements of long-term debt	(200,000)	(65,000)
Investment by parent	100,000	—
Borrowings against cash surrender value of corporate-owned life insurance	58,370	56,532
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(8,895)	(11,172)
Dividends to parent company	—	(20,000)

Cash flows from (used in) financing activities	49,137	(39,640)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,473)	2,961
CASH AND CASH EQUIVALENTS:
Beginning of period	2,478	812

End of period	$5	$3,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$12,481	$19,431
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	$12,559	$1,123
NON-CASH FINANCING TRANSACTION:
Conversion of intercompany payable	$120,000	$—

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

Use of Management’s Estimates

When we prepare our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, valuation of our energy marketing portfolio, intangible assets, fuel costs billed under the terms of our retail energy cost adjustment (RECA), income taxes, our portion of Wolf Creek’s pension and other post-retirement benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

New Accounting Pronouncements

SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board (FASB) released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 are required to be adopted as of December 31, 2006. We are still evaluating the final impact this standard will have on our financial statements, but believe at this time that it will decrease equity by approximately $10.0 million, net of tax. We are pursuing regulatory authority to allow us to recognize this item as a regulatory asset pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” rather than as a charge to equity. The actual impact of the adoption of SFAS No. 158 could differ significantly from this estimate due to plan asset performance for the year, the discount rates in effect when plan liabilities are measured and regulatory treatment.

SFAS No. 157 – Fair Value Measurements

In September 2006, FASB released SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2008. We are currently evaluating what impact the adoption of SFAS No. 157 will have on our financial statements.

SAB No. 108 – Effects of Prior Year Misstatements on Current Year Financial Statements

In September 2006, the staff of the Securities Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108 on Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). The guidance provided in SAB No. 108 requires both methods to be used in quantifying a misstatement. This guidance should be applied to annual financial statements for fiscal years ending after November 15, 2006. The cumulative effect of the change in method of quantifying errors, if any, can be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year with the offsetting adjustment made to the opening balance of retained earnings for that year. Alternatively, a company may restate prior periods. SAB No. 108 requires disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment, as well as disclosure of when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. We are currently evaluating the effect this bulletin will have on our financial statements, but believe it will not have an impact.

FIN 48 – Accounting for Uncertainty in Income Taxes

In July 2006, FASB released FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure and disclose in their financial statements uncertain tax positions taken, or expected to be taken, on a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2007. We are currently evaluating what impact the adoption of FIN 48 will have on our financial statements.

Reclassifications and Revisions

We have reclassified and revised certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements. We have revised the prior year’s presentation of our consolidated statements of cash flows to reflect investments in and proceeds from purchases and sales of marketable securities in our nuclear decommissioning trust on a gross basis, rather than net.

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

The Kansas Court of Appeals held: (1) the KCC’s approval of a transmission delivery charge, in the circumstances of this case, violated the Kansas statutes that authorize a transmission delivery charge, (2) the KCC’s approval of recovery of terminal net salvage, adjusted for inflation, in our depreciation rates was not supported by substantial competent evidence, and (3) the KCC’s reversal of its prior rate treatment of the La Cygne Generating Station (La Cygne) Unit 2 sale-leaseback transaction was not sufficiently justified and was thus unreasonable, arbitrary and capricious.

At this time, we are unable to predict the ultimate impact of the decision by the Kansas Court of Appeals or when we will be able to determine such impact. We believe the decision on these three issues was erroneous and we and one other party have filed petitions for review of the decision with the Kansas Supreme Court setting forth the reasons we believe the decision should be reversed. The Kansas Supreme Court has discretion to grant or deny the petitions for review and has not yet ruled on the petitions. If the Kansas Supreme Court does not grant the petitions for review, or affirms the decision of the Kansas Court of Appeals, on remand the KCC will consider further the portions of its order that were reversed. We are unable to predict the actions the KCC may take on the relevant issues. On remand, the KCC could require that we refund amounts collected to date to the extent that such amounts exceed the amounts authorized in a new order issued by the KCC. We have not recorded any potential refund obligations related to these issues.

We are currently recovering approximately $5.0 million annually related to terminal net salvage. Through September 30, 2006, we have recovered $3.5 million. If we cannot continue recovering terminal net salvage, the impact would be a decrease in cash flow. Amounts we are currently recovering in rates for terminal net salvage are recorded as a regulatory liability. If the rate treatment of the La Cygne Unit 2 sale-leaseback transaction is reversed, the impact would be an annual decrease of approximately $8.0 million in our income from operations.

FERC Proceedings

Request for Change in Transmission Rates

On May 2, 2005, we and Westar Energy filed applications with the Federal Energy Regulatory Commission (FERC) that proposed a formula transmission rate providing for annual adjustments to reflect changes in our transmission costs. This is consistent with our proposals filed with the KCC on May 2, 2005 to charge retail customers separately for transmission service through a transmission delivery charge. These proposed FERC transmission rates became effective, subject to refund, December 1, 2005. We reached a settlement with all parties in the FERC transmission rate proceeding. The parties submitted the settlement to the FERC settlement judge on July 7, 2006 and the judge subsequently certified the settlement for approval. We anticipate a decision from FERC during the fourth quarter of 2006. We can provide no assurance that FERC will ultimately approve the settlement. As of September 30, 2006 we had recorded a refund obligation of $1.1 million, which we believe to be consistent with the provisions of the July 7, 2006 settlement agreement.

Market-based Rates

On March 23, 2005, FERC instituted a proceeding concerning the reasonableness of Westar Energy’s and our market-based rates in our electric control areas and the electrical control areas of Midwest Energy, Inc. and Aquila, Inc.’s West Plains – Kansas Energy division. Westar Energy and we provided FERC with information it requested for its analysis. On September 6, 2006, FERC issued an order (2006 FERC Order) conditionally accepting a settlement that confirms the cost-based prices Westar Energy and we can charge for future wholesale power sales made inside the referenced control areas. In addition, FERC confirmed that Westar Energy and we can charge market-based prices for future wholesale power sales made outside the referenced control areas. We do not expect this portion of the 2006 FERC Order to significantly impact our future consolidated results of operations.

The 2006 FERC Order also requires that Westar Energy and we make refunds, with interest, to the extent that we made wholesale power sales after June 7, 2005 at prices above the prices permitted under the mitigation proposal accepted by FERC. This refund obligation applies to certain wholesale power sales made inside the referenced control areas for consumption outside the referenced control areas at market-based prices that exceeded the cost-based prices permitted by the 2006 FERC Order.

We believe our potential refund liability is limited principally to wholesale power sales made at market-based prices after June 7, 2005 inside the referenced control areas for consumption outside the referenced control areas. We believe the potential refund liability does not apply, for example, to any wholesale power sales made outside the referenced control areas for delivery and consumption outside the referenced control areas or to sales made to other utilities under long-term cost-based contracts or cost-of-service tariffs. Substantially all of our market-based wholesale sales made after April 2006 were sold outside the referenced control areas for delivery and consumption outside the referenced control areas. Furthermore, we believe that any refund liability will reduce the credit we are required to make under our retail energy cost adjustment to recoverable fuel costs based on the average of the margins realized from market-based wholesale sales. We have recorded a refund obligation of $0.4 million as of September 30, 2006, which we believe is consistent with the provisions of the 2006 FERC Order.

Westar Energy and we requested a rehearing of the 2006 FERC Order and are considering other administrative or legal remedies that may be available to us.

4. ACCOUNTS RECEIVABLE SALES PROGRAM

We terminated our accounts receivable sales program in March 2006. As of December 31, 2005, $65.0 million was sold to the bank and commercial paper conduit.

5. DEBT FINANCINGS

During the three months ended September 30, 2006 we and Westar Energy converted $120.0 million from an intercompany payable we owed Westar Energy to equity. This was a non-cash conversion.

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

6. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $11.5 million with an effective income tax rate of 20% for the three months ended September 30, 2006, and $10.3 million with an effective income tax rate of 22% for the same period of 2005. The decrease in the effective tax rate is due to increases in non-taxable income from corporate-owned life insurance and the deduction for qualified domestic production activities, and the reversal of tax reserves as a result of a favorable re-evaluation of uncertain tax positions.

We recorded income tax expense of approximately $17.4 million with an effective income tax rate of 20% for the nine months ended September 30, 2006, and $14.2 million with an effective income tax rate of 18% for the same period of 2005. The increase in the effective tax rate is due primarily to a change in our estimate of the annual effective income tax rate. This was partially offset by increases in non-taxable income from corporate-owned life insurance and the deduction for qualified domestic production activities, and the reversal of tax reserves as a result of a favorable re-evaluation of uncertain tax positions.

We are a member of Westar Energy’s consolidated tax group. We file consolidated tax returns with Westar Energy. Westar Energy allocates to us our pro rata portion of consolidated income taxes based on our contribution to consolidated taxable income.

As of September 30, 2006 and December 31, 2005, we had recorded a reserve for uncertain tax positions of $2.6 million and $3.2 million, respectively. The tax positions may involve income, deductions or credits reported in prior year income tax returns that we believe were treated properly on such tax returns. The tax returns containing these tax reporting positions are currently under audit or will likely be audited by the Internal Revenue Service or other taxing authorities. The timing of the resolution of these audits is uncertain. If the positions taken on the tax returns are ultimately upheld or not challenged within the time available for such challenges, we will reverse these tax provisions to income. If the positions taken on the tax returns are determined to be inappropriate, we may be required to make cash payments for taxes and interest. The reserves are determined based on our best estimate of probable assessments by the applicable taxing authorities and are adjusted, from time to time, based on changing facts and circumstances. During the three months ended September 30, 2006, we reassessed the liability related to uncertain income tax positions and reduced our tax reserve by $1.3 million. The decrease in the reserve was offset by additional interest accruals.

As of September 30, 2006 and December 31, 2005, we also had a reserve for probable assessments of taxes other than income taxes of approximately $1.1 million and $1.0 million, respectively.

7. COMMITMENTS AND CONTINGENCIES

Environmental Projects

Kansas City Power & Light Company began updating or installing additional equipment related to emissions controls at La Cygne Unit 1 in 2005. We will continue to incur costs through the scheduled completion in 2009. We anticipate that our share of these capital costs may be approximately $105.0 million. Additionally, we have identified the potential for up to $225.0 million of capital expenditures at other power plants for environmental projects during approximately the next eight years. This amount could increase depending on the resolution of the Environmental Protection Agency (EPA) New Source Review described below. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants. The environmental cost recovery rider (ECRR) approved in the 2005 KCC Order allows for the timely inclusion in rates of capital expenditures tied directly to environmental improvements required by the Clean Air Act. However, increased operating and maintenance costs, other than expenses related to production-related consumables, such as limestone, can be recovered only through a change in base rates following a rate review.

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

Westar Energy is in discussions with the EPA concerning this matter in an attempt to reach a settlement. Westar Energy expects that any settlement with the EPA could require Westar Energy to update or install emissions controls at Jeffrey Energy Center. Additionally, Westar Energy might be required to update or install emissions controls at its other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. The EPA has informed Westar Energy that it has referred this matter to the Department of Justice (DOJ) for the DOJ to consider whether to pursue an enforcement action in federal district court. We believe that costs related to updating or installing emissions controls would qualify for recovery through the ECRR. If Westar Energy were to reach a settlement with the EPA, Westar Energy may be assessed a penalty. The penalty could be material and may not be recovered in rates. We anticipate that a portion of any of these potential costs would be allocated to us. We are not able to estimate the possible loss or range of loss at this time.

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

9. ASSET RETIREMENT OBLIGATIONS

Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, filed a request for a 20 year extension of Wolf Creek’s operating license with the Nuclear Regulatory Commission (NRC) in September 2006. Currently, the operating license will expire in 2025. We anticipate that the NRC may take up to two years before it rules on the request. The NRC may impose conditions as part of any approval. Based on the experience of other nuclear plant operators, we believe that the NRC will ultimately approve the request. Therefore, we have adjusted our asset retirement obligation (ARO) to reflect the revision in our estimate of the timing of the cash flows that we will incur to satisfy this obligation.

The change in the balance of the ARO liability from December 31, 2005 through September 30, 2006 is summarized in the following table.

Balance as of December 31, 2005	$123,412
Liabilities incurred	169
Liabilities settled	(146)
Accretion expense	6,798
Revision to nuclear decommissioning ARO liability	(53,504)

Balance as of September 30, 2006	$76,729

10. RELATED PARTY TRANSACTIONS

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

During the three months ended September 30, 2006, we and Westar Energy converted $120.0 million of the intercompany payable to equity. This was a non-cash conversion.

We did not pay any dividends to Westar Energy for the nine months ended September 30, 2006. We declared and paid dividends of $20.0 million to Westar Energy for the nine months ended September 30, 2005.

11. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, we are indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. The following tables summarize the net periodic costs for our 47% share of the Wolf Creek pension and post-retirement benefit plans.

Three Months Ended September 30,	Pension Benefits		Post-retirement Benefits
	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$812	$705	$62	$60
Interest cost	1,073	932	102	96
Expected return on plan assets	(857)	(779)	—	—
Amortization of Unrealized:
Transition obligation, net	14	14	15	15
Prior service costs	8	8	—	—
Actuarial loss, net	453	336	49	42

Net periodic cost	$1,503	$1,216	$228	$213

Nine Months Ended September 30,	Pension Benefits		Post-retirement Benefits
	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,430	$2,121	$186	$179
Interest cost	3,212	2,806	308	288
Expected return on plan assets	(2,565)	(2,344)	—	—
Amortization of Unrealized:
Transition obligation, net	42	42	45	45
Prior service costs	24	24	—	—
Actuarial loss, net	1,357	1,010	147	126

Net periodic cost	$4,500	$3,659	$686	$638

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

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2006, and our operating results for the three and nine months ended September 30, 2006 and 2005. As you read Management’s Discussion and Analysis, please refer to our condensed financial statements and the accompanying notes, which contain our operating results.

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

Corporate-Owned Life Insurance

Our earnings for the three and nine months ended September 30, 2006 reflect income of $3.9 million and $15.5 million, respectively, from proceeds of corporate-owned life insurance. This is included in other income in the statements of income for the three and nine months ended September 30, 2006.

Coal Inventory and Delivery

Coal deliveries from the Powder River Basin region of Wyoming to our coal-fired generating stations have improved recently; however, they continue to be below both historical experience and the rate at which we desire to receive deliveries. During 2005 and the first nine months of 2006, we implemented compensating measures based on delivery cycle times, our assumptions about future delivery cycle times, fuel usage and planned inventory levels. These measures have resulted in an increase in our inventory levels. We may continue to use those or other measures as conditions require. The compensating measures include, but are not limited to: reducing coal consumption during certain periods, revising normal operational dispatch of our generating units, purchasing power from others, reducing wholesale sales and leasing or acquiring additional rail cars. During the nine months ended September 30, 2006, the effects of additional purchased power expense and the reduction in sales due to slower coal deliveries have been partially offset by higher market-based wholesale sales prices. During the last quarter of 2006, we began operating our plants unrestricted by coal conservation.

Market-based Rates

On March 23, 2005, FERC instituted a proceeding concerning the reasonableness of Westar Energy’s and our market-based rates in our electric control area and the electrical control areas of Midwest Energy, Inc. and Aquila, Inc.’s West Plains –Kansas Energy division. Westar Energy and we provided FERC with information it requested for its analysis. On September 6, 2006, FERC issued an order conditionally accepting a settlement that confirms the cost-based prices we can charge for future wholesale power sales made inside the referenced control areas. The 2006 FERC Order also requires that Westar Energy and we make refunds, with interest, to the extent that we made wholesale power sales after June 7, 2005 at prices above the prices permitted under the mitigation proposal accepted by FERC. Westar Energy and we requested a rehearing of the 2006 FERC Order and are considering other administrative or legal remedies that may be available to us. For additional information see Note 3 of the Notes to Condensed Financial Statements, “Rate Matters and Regulation – FERC Proceedings –Market-based Rates.”

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Condensed Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2005 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

As of September 30, 2006, ARO estimates were revised as discussed below. We have not experienced any other significant changes in our critical accounting estimates. For additional information, see our 2005 Form 10-K.

Asset Retirement Obligations

In September 2006, we revised our estimate of the timing of cash flows related to the decommissioning of Wolf Creek and adjusted our related ARO liability as discussed in Note 9 of the Notes to Condensed Financial Statements, “Asset Retirement Obligations.”

OPERATING RESULTS

We evaluate operating results based on net income. We have various classifications of sales, defined as follows:

Retail: Sales of energy made to residential, commercial and industrial customers.

Other retail: Sales of energy for lighting public streets and highways, net of revenue subject to refund.

Tariff-based wholesale: Sales of energy to electric cooperatives, municipalities and other electric utilities, the rates for which are generally based on traditional cost-of-service pricing as prescribed by FERC tariffs. This category also includes changes in valuations of contracts that have yet to settle.

Market-based wholesale: Sales of energy to wholesale customers, the rates for which are generally based on prevailing market prices as allowed by our FERC approved market-based tariff, or where not permitted, pricing is based on incremental cost plus a permitted margin. This category also includes changes in valuations of contracts that have yet to settle.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Below we discuss our operating results for the three months ended September 30, 2006 compared to the results for the three months ended September 30, 2005. Changes in results of operations are as follows.

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(In Thousands)
SALES:
Residential	$89,669	$86,339	$3,330	3.9
Commercial	61,142	56,256	4,886	8.7
Industrial	47,758	41,435	6,323	15.3
Other retail	672	200	472	236.0

Total Retail Sales	199,241	184,230	15,011	8.1
Tariff-based wholesale	11,146	11,876	(730)	(6.1)
Market-based wholesale	11,254	23,589	(12,335)	(52.3)
Energy marketing	2,810	(2,812)	5,622	199.9
Transmission (a)	10,727	8,996	1,731	19.2
Other	3,662	3,179	483	15.2

Total Sales	238,840	229,058	9,782	4.3

OPERATING EXPENSES:
Fuel and purchased power (b)	68,904	77,976	(9,072)	(11.6)
Operating and maintenance	60,210	59,832	378	0.6
Depreciation and amortization	26,555	23,185	3,370	14.5
Selling, general and administrative	20,100	20,862	(762)	(3.7)

Total Operating Expenses	175,769	181,855	(6,086)	(3.3)

INCOME FROM OPERATIONS	63,071	47,203	15,868	33.6

OTHER INCOME (EXPENSE):
Other income	4,282	11,862	(7,580)	(63.9)
Other expense	(4,271)	(5,094)	823	16.2

Total Other Income	11	6,768	(6,757)	(99.8)

Interest expense	4,740	7,094	(2,354)	(33.2)

INCOME BEFORE INCOME TAXES	58,342	46,877	11,465	24.5
Income tax expense	11,461	10,334	1,127	10.9

NET INCOME	$46,881	$36,543	$10,338	28.3

(a)	Transmission: Includes the SPP network transmission tariff. For the three months ended September 30, 2006, our SPP network transmission costs were $10.1 million. This amount, less approximately $0.8 million that was retained by the SPP as administration cost, was returned to us as revenue. For the three months ended September 30, 2005, our SPP network transmission costs were approximately $8.1 million with an administration cost of approximately $0.8 million retained by the SPP.
(b)	Fuel and purchased power: Includes cost of fuel burned and net dispatch costs allocated to us by Westar Energy.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(Thousands of MWh)
Residential	1,062	1,051	11	1.0
Commercial	873	878	(5)	(0.6)
Industrial	1,024	945	79	8.4
Other retail	9	11	(2)	(18.2)

Total Retail	2,968	2,885	83	2.9
Tariff-based wholesale	172	202	(30)	(14.9)
Market-based wholesale	257	421	(164)	(39.0)

Total	3,397	3,508	(111)	(3.2)

The increase in retail sales reflects the change in rates, including the effect of implementing the RECA authorized by the 2005 KCC Order, and warmer weather. When measured by cooling degree days, the weather during the three months ended September 30, 2006 was approximately 2% warmer than during the same period last year and approximately 4% warmer than the 20-year average. We measure cooling degree days at weather stations we believe generally to be reflective of conditions in our service territory.

Market-based wholesale sales declined due to a decrease in volumes sold and a 22% decrease in the average price per MWh.

The increase in energy marketing reflects generally favorable contract valuations due primarily to favorable changes in market prices since we entered into the contracts.

The change in fuel and purchased power expense is the result of changing volumes of power produced and purchased, prevailing market prices of fuel and power, contract provisions that allow for price changes and the change in allocated system costs. Purchased power expense decreased 64% due primarily to a 69% reduction in the quantity purchased, while fuel expense increased 8% due to a 6% higher average fuel price and a 1% increase in the quantity of fuel burned. Allocated system costs increased $2.0 million, or 34%. Westar Energy operates our combined system based on what is most economical for the combined companies at any given time. When less expensive power is available from Westar Energy’s central and northeastern Kansas control area, the amount of costs that we are allocated for that power is typically higher than when less expensive power is available in our control area.

Depreciation expense increased due primarily to the change in our depreciation rates. Our retail rates as authorized by the KCC provide for recovery of this increase.

Other income decreased due primarily to the termination of the accounts receivable sales facility. In addition, during the three months ended September 30, 2005, we recorded $1.8 million of interest income on our share of the proceeds related to the settlement of litigation involving Wolf Creek and accrued $0.6 million of carrying costs on the regulatory assets related to the January 2002 and 2005 ice storms. In February 2006, we began amortizing these regulatory assets pursuant to the 2005 KCC Order and no longer accrue carrying costs. The decrease in other income was partially offset by a $3.7 million increase in corporate owned life insurance proceeds.

Interest expense decreased due to our lower debt balance and lower interest rates resulting from the refinancing activities discussed in detail in our 2005 Form 10-K.

Income taxes for the interim periods presented are based on our estimate of the annual effective income tax rate and are adjusted for the effect of significant infrequent or unusual items. Our estimate of the annual effective income tax rate may differ from the statutory Federal income tax rate of 35% due to permanent differences between income for financial reporting purposes and income for tax reporting purposes, recognition or reversal of valuation allowances related to capital losses and net operating loss carry forwards and tax credits. The effective income tax rate was 20% for the three months ended September 30, 2006 and 22% for the same period of 2005. The decrease in the effective tax rate is due primarily to increases in non-taxable income from corporate-owned life insurance and the deduction for qualified domestic production activities, and the reversal of tax reserves as a result of a favorable re-evaluation of uncertain tax positions.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Below we discuss our operating results for the nine months ended September 30, 2006 compared to the results for the nine months ended September 30, 2005. Changes in results of operations are as follows.

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(In Thousands)
SALES:
Residential	$190,440	$185,346	$5,094	2.7
Commercial	147,192	140,983	6,209	4.4
Industrial	128,650	116,738	11,912	10.2
Other retail	2,394	(98)	2,492	(c )

Total Retail Sales	468,676	442,969	25,707	5.8
Tariff-based wholesale	24,585	26,922	(2,337)	(8.7)
Market-based wholesale	25,595	71,642	(46,047)	(64.3)
Energy marketing	5,019	(1,913)	6,932	362.4
Transmission (a)	29,660	27,535	2,125	7.7
Other	10,686	8,683	2,003	23.1

Total Sales	564,221	575,838	(11,617)	(2.0)

OPERATING EXPENSES:
Fuel and purchased power (b)	151,841	184,543	(32,702)	(17.7)
Operating and maintenance	182,923	178,712	4,211	2.4
Depreciation and amortization	78,300	69,242	9,058	13.1
Selling, general and administrative	58,169	60,617	(2,448)	(4.0)

Total Operating Expenses	471,233	493,114	(21,881)	(4.4)

INCOME FROM OPERATIONS	92,988	82,724	10,264	12.4

OTHER INCOME (EXPENSE):
Other income	20,254	30,805	(10,551)	(34.3)
Other expense	(10,333)	(13,102)	2,769	21.1

Total Other Income	9,921	17,703	(7,782)	(44.0)

Interest expense	13,834	21,243	(7,409)	(34.9)

INCOME BEFORE INCOME TAXES	89,075	79,184	9,891	12.5
Income tax expense	17,353	14,159	3,194	22.6

NET INCOME	$71,722	$65,025	$6,697	10.3

(a)	Transmission: Includes the SPP network transmission tariff. For the nine months ended September 30, 2006, our SPP network transmission costs were $28.6 million. This amount, less $3.6 million that was retained by the SPP as administration cost, was returned to us as revenue. For the nine months ended September 30, 2005, our SPP network transmission costs were approximately $24.7 million with an administration cost of approximately $1.9 million retained by the SPP.
(b)	Fuel and purchased power: Includes cost of fuel burned and net dispatch costs allocated to us by Westar Energy.
(c)	Change greater than (1000)%.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(Thousands of MWh)
Residential	2,414	2,373	41	1.7
Commercial	2,255	2,227	28	1.3
Industrial	2,906	2,676	230	8.6
Other retail	29	33	(4)	(12.1)

Total Retail	7,604	7,309	295	4.0
Tariff-based wholesale	433	543	(110)	(20.3)
Market-based wholesale	491	1,588	(1,097)	(69.1)

Total	8,528	9,440	(912)	(9.7)

The increase in retail sales reflects the change in rates, including the effect of implementing the RECA, and warmer weather. When measured by cooling degree days, the weather during the nine months ended September 30, 2006 was 4% warmer than during the same period last year and 13% warmer than the 20-year average. The increase in industrial sales was due primarily to additional oil refinery load. The change in other retail sales reflects the cessation in December 2005 of the accrual for rebates to customers due to the required amounts having been reached, partially offset by a $1.1 million refund obligation related to a transmission delivery charge that was approved in the 2005 KCC Order.

Tariff-based wholesale sales decreased due primarily to the decline in sales to a co-owner of Wolf Creek. We have an agreement with a co-owner of Wolf Creek to provide it with wholesale power during periods when Wolf Creek is out of service. While Wolf Creek was not out of service during the nine months ended September 30, 2006, during the second quarter of 2005, Wolf Creek was out of service for scheduled refueling and maintenance. Accordingly, we sold significantly more tariff-based wholesale power to this co-owner last year than during the same period this year. The impact of the decline in sales was somewhat mitigated due to the average price being approximately 15% higher and the weather being warmer than during the nine months ended September 30, 2005.

Market-based wholesale sales and sales volumes decreased due primarily to coal conservation efforts. The market-based sales we made during the nine months ended September 30, 2006 were at an approximate 16% higher average price per MWh than during the same period of 2005.

The increase in energy marketing reflects generally favorable contract valuations due primarily to favorable changes in market prices since we entered into the contracts.

The decrease in fuel and purchased power expense is the result of changing volumes of power produced and purchased, prevailing market prices of fuel, contract provisions that allow for price changes and the change in allocated system costs. Purchased power expense decreased 24% due primarily to a 17% reduction in the quantity purchased, while fuel expense decreased 8% due to a 5% lower average fuel price and a slight decrease in the quantity of fuel burned. Allocated system costs decreased $15.4 million due primarily to Wolf Creek being available more during the nine months ended September 30, 2006 than during the same period of 2005.

Operating and maintenance expense increased due primarily to the amortization of $4.9 million of previously deferred storm restoration expense as authorized by the 2005 KCC Order, a $3.9 million increase in SPP network transmission costs and an increase in maintenance expenses primarily for outages at the La Cygne Generating Station and the Gordon Evans Energy Center. These higher expenses were partially offset by a $5.4 million reduction in the lease expense related to La Cygne Unit 2 and a $2.6 million decrease in taxes other than income taxes, due primarily to higher property taxes. Operating and maintenance expense in 2005 included a $3.5 million charge related to terminating development of a plant operating system at Wolf Creek.

Depreciation expense increased due primarily to the change in our depreciation rates. Our retail rates as authorized by the KCC provide for recovery of this increase.

Selling, general and administrative expense decreased due primarily to a decline in insurance costs, the amortization of the cost savings related to the 2001 sale of an office building previously recorded as a regulatory liability and a decline in uncollectible accounts. Higher employee benefit expenses allocated to us by Westar Energy, due primarily to increased pension and medical costs, partially offset the decrease.

Other income decreased due primarily to the termination of the accounts receivable sales facility. In addition, during the nine months ended September 30, 2005, we recorded $1.8 million of interest income on our share of the proceeds related to the settlement of litigation involving Wolf Creek and accrued $1.5 million of carrying costs on the regulatory assets related to the January 2002 and 2005 ice storms. In February 2006, we began amortizing these regulatory assets pursuant to the 2005 KCC Order and no longer accrue carrying costs. The decrease in other income was partially offset by a $9.6 million increase in corporate owned life insurance proceeds.

Interest expense decreased due to our lower debt balance and lower interest rates resulting from the repayment of first mortgage bonds in January 2006 and the refinancing activities discussed in detail in our 2005 Form 10-K.

Income taxes for the interim periods presented are based on our estimate of the annual effective income tax rate and are adjusted for the effect of significant infrequent or unusual items. Our estimate of the annual effective income tax rate may differ from the statutory Federal income tax rate of 35% due to permanent differences between income for financial reporting purposes and income for tax reporting purposes, recognition or reversal of valuation allowances related to capital losses and net operating loss carry forwards and tax credits. The effective income tax rate was 20% for the nine months ended September 30, 2006 and 18% for the same period of 2005. The increase in the effective tax rate is due primarily to a change in our estimate of the annual effective income tax rate. This was partially offset by increases in non-taxable income from corporate-owned life insurance and the deduction for qualified domestic production activities, and the reversal of tax reserves as a result of a favorable re-evaluation of uncertain tax positions.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of September 30, 2006 compared to December 31, 2005.

Accounts receivable decreased $35.7 million due primarily to no longer consolidating WR Receivables due to the termination of an accounts receivable sales facility.

Inventories and supplies increased due primarily to planned increases in our coal and oil inventories.

Regulatory assets, net of regulatory liabilities, decreased to $183.1 million at September 30, 2006, from $243.9 million at December 31, 2005. Total regulatory assets decreased $27.6 million due primarily to changes in amounts due from customers for future income taxes and the amortization of previously deferred costs associated with the January 2002 and 2005 ice storms and other regulatory assets. Total regulatory liabilities increased $33.2 million due primarily to a $26.2 million increase in the nuclear decommissioning regulatory liability as discussed in Note 9 of the Notes to Condensed Financial Statements, “Asset Retirement Obligations,” and a $7.0 million increase in other regulatory liabilities.

As of September 30, 2006 we had no current maturities of long-term debt. Current maturities of long-term debt as of December 31, 2005 consisted of the $100.0 million outstanding aggregate principal amount of our 6.2% first mortgage bonds that were redeemed in January 2006.

Payable to affiliates decreased $141.7 million. During the three months ended September 30, 2006 we and Westar Energy converted $120.0 million of the intercompany payable we owed Westar Energy to equity in a non-cash conversion.

Asset retirement obligations decreased $46.7 million. For additional information, see Note 9 of the Notes to Condensed Financial Statements, “Asset Retirement Obligations.”

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

Debt Financings

During the three months ended September 30, 2006, we and Westar Energy converted $120.0 million from an intercompany payable we owed Westar Energy to equity. This was a non-cash conversion.

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

Credit Ratings

In May 2006, Moody’s Investors Service upgraded its credit ratings for our securities as shown in the table below and changed its outlook for our ratings to stable. In March 2006, Fitch Investors Service upgraded its credit ratings for our securities as shown in the table below and changed its outlook for our ratings to stable. Ratings with these agencies shown in the table below are as of October 15, 2006.

	Westar Energy Mortgage Bond Rating	Westar Energy Unsecured Debt	KGE Mortgage Bond Rating
Standard & Poor’s Ratings Group	BBB-	BB-	BBB
Moody’s Investors Service	Baa2	Baa3	Baa2
Fitch Investors Service	BBB	BBB-	BBB

Cash Flows from Operating Activities

Cash flows from operating activities provided $68.0 million of cash for the nine months ended September 30, 2006 and $104.5 million of cash during the same period of 2005. The decrease in cash flows from operating activities was due primarily to higher cash outflows during the nine months ended September 30, 2005 when we used $32.1 million for system restoration costs related to an ice storm that affected our service territory in January 2005 and approximately $14.2 million for a refueling outage at Wolf Creek.

Cash Flows used in Investing Activities

The utility business is capital intensive and requires significant investment in plant on an annual basis. We spent $109.7 million in the nine months ended September 30, 2006 and $60.3 million in the same period of 2005 on net additions to utility property, plant and equipment, which included construction at La Cygne during 2006 and costs associated with the refueling outage at Wolf Creek during 2005. During the nine months ended September 30, 2006, we received $9.5 million from investments in corporate-owned life insurance. During the nine months ended September 30, 2005, we received proceeds from our investment in corporate-owned life insurance of $10.8 million and proceeds from the settlement of litigation involving Wolf Creek of $6.8 million. We used $4.1 million for system restoration costs that were capitalized related to the January 2005 ice storm.

Cash Flows from (used in) Financing Activities

Financing activities in the nine months ended September 30, 2006 provided $49.1 million of cash compared to a use of $39.6 million in the same period of 2005. In the nine months ended September 30, 2006, long-term debt issuances provided $99.7 million and a capital contribution by Westar Energy provided $100.0 million, which we used to retire long-term debt. We did not pay any dividends to Westar Energy for the nine months ended September 30, 2006. We declared and paid dividends of $20.0 million to Westar Energy for the nine months ended September 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

In March 2006, we terminated an accounts receivable sales program. For additional information, see our 2005 Form 10-K.

CONTRACTUAL OBLIGATIONS

From December 31, 2005 through September 30, 2006, there have been no material changes outside the ordinary course of business in our contractual obligations. For additional information, see our 2005 Form 10-K.

OTHER INFORMATION

Asset Retirement Obligations

In September 2006, we revised our estimate of the timing of cash flows related to the decommissioning of Wolf Creek and adjusted our related ARO. For additional information, see Note 9 of the Notes to Condensed Financial Statements, “Asset Retirement Obligations.”

Customer Rebates

During the nine months ended September 30, 2006 and 2005, we made rebates to customers in accordance with a July 25, 2003 KCC Order.

Real-Time Energy Imbalance Market

As discussed in our 2005 Form 10-K, the SPP is required by FERC to implement a real-time energy imbalance market. An energy imbalance exists when a market participant’s actual power inputs or consumption to or from the grid differ from the market participant’s expected power inputs or consumption. The intent of a real-time market system is to permit efficient balancing of energy production and consumption by facilitating a real time energy market. The SPP board and members continue to evaluate market operations and do not anticipate beginning market operations before February 1, 2007. At such time that market operations begin, energy imbalances will be financially settled. At this time, we are unable to determine when market operation will begin and what impact this may have on our results of operations.

Fair Value of Energy Marketing Contracts

The tables below show the fair value of energy marketing and fuel contracts that were outstanding as of September 30, 2006, their sources and maturity periods.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2005	$(483)
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	578
Changes in fair value of contracts outstanding at the beginning and end of the period	1,984
Fair value of new contracts entered into during the period	2,673

Fair value of contracts outstanding as of September 30, 2006	$4,752

The sources of the fair values of the financial instruments related to these contracts as of September 30, 2006 are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years
	(In Thousands)
Prices provided by other external sources (swaps and forwards)	$4,727	$4,760	$(33)
Prices based on option pricing models (options and other) (a)	25	25	—

Total fair value of contracts outstanding	$4,752	$4,785	$(33)

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

New Accounting Pronouncements

SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, FASB released SFAS No. 158. Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 are required to be adopted as of December 31, 2006. We are still evaluating the final impact this standard will have on our financial statements, but believe at this time that it will decrease equity by approximately $10.0 million, net of tax. We are pursuing regulatory authority to allow us to recognize this item as a regulatory asset pursuant to SFAS No. 71, rather than as a charge to equity. The actual impact of the adoption of SFAS No. 158 could differ significantly from this estimate due to plan asset performance for the year, the discount rates in effect when plan liabilities are measured and regulatory treatment.

SFAS No. 157 – Fair Value Measurements

In September 2006, FASB released SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2008. We are currently evaluating what impact the adoption of SFAS No. 157 will have on our financial statements.

SAB No. 108 – Effects of Prior Year Misstatements on Current Year Financial Statements

In September 2006, the staff of the SEC released SAB No. 108, which provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). The guidance provided in SAB No. 108 requires both methods to be used in quantifying a misstatement. This guidance should be applied to annual financial statements for fiscal years ending after November 15, 2006. The cumulative effect of the change in method of quantifying errors, if any, can be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year with the offsetting adjustment made to the opening balance of retained earnings for that year. Alternatively, a company may restate prior periods. SAB No. 108 requires disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment, as well as disclosure of when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. We are currently evaluating the effect this bulletin will have on our financial statements, but believe it will not have an impact.

FIN 48 – Accounting for Uncertainty in Income Taxes

In July 2006, FASB released FIN 48, which prescribes a comprehensive model for how companies should recognize, measure and disclose in their financial statements uncertain tax positions taken, or expected to be taken, on a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2007. We are currently evaluating what impact the adoption of FIN 48 will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

We are a wholly owned subsidiary of Westar Energy and all evaluations of our controls and procedures were conducted in conjunction with those undertaken by Westar Energy. Under the supervision and with the participation of Westar Energy’s management, and including our president and our principal financial and accounting officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company is communicated to our president and our principal financial and accounting officer. Based on that evaluation, our president and our principal financial and accounting officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal, environmental and regulatory proceedings. We believe adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our financial position or results of operations.

ITEM 1A. RISK FACTORS

There were no material changes in our risk factors from December 31, 2005 through September 30, 2006. For additional information, see our 2005 Form 10-K.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Information required by Item 3 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by Item 4 is omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2006

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2006

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2006 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS GAS AND ELECTRIC COMPANY

Date: November 3, 2006	By:	/s/ Mark A. Ruelle
Mark A. Ruelle Vice President and Treasurer